Form 10QSB
period 2000-03-31
MIND2MARKET INC
filed 2000-09-14
CIK 1076044

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                 Commission File Number
-----------------                                 ----------------------
March 31, 2000                                         000-28711


                               MIND2MARKET, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


            Colorado                                     84-1361341
--------------------------------                        -------------------
     (State of incorporation)                           (I.R.S. Employer
                                                        Identification No.)

                  1625 Abilene Dr., Broomfield, Colorado 80020
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (303) 438-9185


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                  Yes  X       No
                                     -----        ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  3,381,600 common shares as of March 31, 2000



                                                    Mind2Market, Inc.
                                              (A Development Stage Company)
                                                 Unaudited Balance Sheet

                                                                         Three Months Ending       Year Ending
                                                                         March 31, 2000            December 31, 1999
ASSETS

Current Assets

Cash                                                                            $ 1,283                 $ 1,336
Accounts Receivable                                                                   -                       -
Inventories                                                                      17,807                  17,807
                                                                         ---------------           -------------
Total Current Assets                                                             19,090                  19,143

Property, Plant & Equipment

Property, Plant & Equipment                                                      41,270                  41,270
Less Accumulated Depreciation                                                   (14,877)                (14,877)
                                                                         ---------------           -------------
Net Property, Plant & Equipment                                                  26,393                  26,393

Other Assets

Prepaid Loan Costs                                                               50,000                  50,000
Manufacturing and marketing rights                                              312,500                 312,500
Less accumulated amortization                                                   (80,730)                (80,730)

                                                                         ---------------           -------------
Total Other Assets                                                              281,770                 281,770

                                                                         ---------------           -------------
TOTAL ASSETS                                                                  $ 327,253               $ 327,306
                                                                         ===============           =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts Payable                                                                $ 4,500                $ 11,700
Accrued Salaries                                                                 10,569                $ 10,569
Payroll Liabilities                                                               3,552                 $ 3,552
Stockhokder Loans                                                               138,195                 130,946
                                                                         ---------------           -------------
Total Current Liabilities                                                       156,816                 156,767

Long Term Liabilities

Long Term Debt                                                                        -                       -
                                                                         ---------------           -------------
Total Long Term Liabilities                                                           -                       -

Stockholders's Equity

Preferred stock: authorized 5,000,000 shares, $0.10 par value none issued.
Common stock: authorized 50,000,000 shares, $0.0001 par value
     3,381,600 issued and outstanding at December and June                          338                     338
Paid in Capital                                                                 523,617                 523,617
Retained Earnings (Deficit)                                                    (353,518)               (353,416)
                                                                         ---------------           -------------
Total Stockholders' Equity                                                      170,437                 170,539

                                                                         ---------------           -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 327,253               $ 327,306
                                                                         ===============           =============



                             SEE ACCOMPANYING NOTES

                                Mind2Market, Inc.
                          (A Development Stage Company)
                        Unaudited Statement of Operations

                                           Three Months Ending March 31
                                              2000               1999
REVENUES

Sales                                             $ 271                $ -
                                         ---------------    ---------------
TOTAL REVENUES                                      271                  -

COST OF GOODS SOLD

Cost of Sales                                         -
                                         ---------------    ---------------
TOTAL COST OF GOODS SOLD                              -                  -

Gross Profit                                        271                  -

OPERATING COSTS

Administrative & Overhead                           102              1,132
                                         ---------------    ---------------
TOTAL OPERATING COSTS                               102              1,132

OTHER INCOME (EXPENSE)

Interest Income                                                         25
Interest Expense                                   (271)
                                         ---------------    ---------------
TOTAL OTHER INCOME (EXPENSE)                       (271)                25

NET INCOME (LOSS)                                $ (102)          $ (1,107)
                                         ===============    ===============

Net Loss per Share                                (0.00)             (0.00)
Weighted Average Common Shares                3,381,600          3,226,600



                             SEE ACCOMPANYING NOTES



                                Mind2Market, Inc.
                          (A Development Stage Company)
                        UNAUDITED STATEMENT OF CASH FLOWS

                                                     Three Months Ended March 31

                                                         2000              1999

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                   $ (102)          $ (1,107)

Adjustments to reconcile net loss to
cash used in operating activities:
Depreciation
Amortization

(Increase) Decrease in current assets                           -                  1
Increase (Decrease) in current liabilities                 (7,201)            (1,161)
(Increase) Decrease in other assets                             -
                                                     -------------     --------------

NET CASH PROVIDED (USED) BY                                (7,303)            (2,267)
OPERATING ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES

(Purchase) Sale of property and equipment                       -
Increase (Decrease) in notes payable                        7,250
Capital received                                                -
                                                     -------------     --------------
NET CASH FLOWS FROM INVESTING ACTIVITIES                    7,250                  -

NET INCREASE (DECREASE) IN CASH                               (53)            (2,267)

CASH AT BEGINNING OF PERIOD                                 1,336              8,349

CASH AT END OF PERIOD                                     $ 1,283            $ 6,082
                                                     =============     ==============


                             SEE ACCOMPANYING NOTES

                                Mind2Market, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2000


NOTE A -  DESCRIPTION  OF THE  BUSINESS  AND SUMMARY OF  SIGNIFICANT  ACCOUNTING
POLICIES:

Description of the business

Mind2Market, Inc. ("the Company") was incorporated in Colorado on February 15, 1996 as NELX Marketing, Inc., a wholly owned subsidiary of NELX, Inc., a publicly owned company. On October 14, 1996, in a corporate divestiture, the Company was divested from NELX by issuing 600,000 shares of the Company's common stock to NELX, Inc.'s shareholders.

Subsequent to the divestiture, the Company issued 1,000,000 shares each to Charles Powell and Ray Williams for cash of $1,000 each, and changed its name to Mind2Market, Inc. The Company intends to manufacture, market and distribute two products known as Aerosearch and Aerolink, which are visual distress signal products and will be marketed principally to the offshore and marine markets while the Company is in the development stage.

The Company obtained rights to manufacture and market the two products by way of assignment from NELX. In September, 1995, NELX and Radarfind, Inc., a Colorado corporation, entered into an agreement whereby Radarfind assigned the exclusive rights to manufacture and market the products along with an irrevocable option for NELX to purchase the underlying patents owned by Radarfind for $50,000 subject to the payment by NELX of $150,000 of royalties to Radarfind for subsequent sales of the products. In lieu of payment of the $50,000 and the royalties, NELX issued 750,000 shares of its common stock to the shareholders of Radarfind in exchange for the exclusive manufacturing and marketing rights to the products. The 750,000 shares of NELX stock were issued as follows: 250,000 shares each to Messrs. Charles Powell and Arthur Mears, each of whom were officers and 33-1/3% shareholders of Radarfind at the time; and the remaining 250,000 shares were issued to be held in escrow for the other shareholders of Radarfind. NELX recorded the rights at $187,500, which was the market value of the NELX stock issued. After incorporating the Company, NELX was unable to raise sufficient funds to follow through with developing and marketing the products and in October 1996 transferred the rights to the subsidiary concurrent with the divestiture.

Effective May 15, 1997, the Company and Radarfind entered into an agreement which will ultimately transfer the patents for the products referred to above from Radarfind to Mind2Market, Inc. The Company will assume the obligation to pay the royalties of $150,000 ($1.00 per unit sold). Effective on May 15, 1997, the Company issued 250,000 shares of its common stock to be held in escrow for the benefit of Radarfind's shareholders other than Mr. Powell and Mr. Mears. The 250,000 shares were recorded as additional cost of the manufacturing and marketing rights in the amount of $125,000 ($.50 per share, which was the price of shares issued for cash during the period). Upon final payment of the $150,000 in royalties, the NELX shares held in escrow and the Company shares held in escrow will be distributed to the remaining shareholders of Radarfind, and Radarfind will be liquidated.

                                Mind2Market, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2000


In addition to the royalties to be paid to Radarfind, the Company will pay to Mr. Mears a royalty of $.25 per unit for the duration of the patents.

ACCOUNTING POLICIES:

Equipment:
Equipment is recorded at cost and depreciated on the straight-line method over the estimated useful lives.

Manufacturing and marketing rights:
The rights were recorded at cost and are being amortized over the remaining patent period of 14 years on the straight-line method.

Advertising:
All advertising costs are expensed when incurred.

Prepaid loan costs:
Prepaid loan costs will be amortized at a rate of $1.00 per unit sold.

Use of estimates:
The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Interim financial information:
The unaudited interim financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information set forth therein in accordance with generally accepted accounting principles. The interim results are not necessarily indicative of the results to be expected for any future period.

Revenue Recognition:
Product Sales are sales of products and services, if and where sold. Revenue is recognized at the time of sale. Accounts Receivable are written off when deemed uncollectable.

                                Mind2Market, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2000


Income taxes:

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Recent accounting pronouncements: In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the Company's revenue recognition policies.

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As amended by SFAS No. 137, SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded in each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company has not yet determined the impact of the adoption of SFAS No. 133 on its financial statements or business practices.

Cash and cash equivalents:
For purposes of reporting cash flows, cash and cash equivalents include cash on hand and in banks.

                                Mind2Market, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2000


NOTE B - LOANS FROM STOCKHOLDERS:
---------------------------------
Loans from stockholders consist of the following:


                                                                    DECEMBER 31,     MARCH 31,
                                                                        1999           2000
                                                                   --------------- --------------

Loans from principal stockholders, unsecured,
non-interest bearing,
      payable at maturity, January                                        $80,946       $ 91,693
1, 2002

Loans from other stockholders, unsecured, non-interest
bearing,
     payable at a rate based on the units of product
sold (see below)                                                           50,000         50,000
                                                                   --------------- --------------

                                                                         $130,946       $141,693
                                                                   =============== ==============


During April 1998, the Company received loans from five individuals totaling $50,000 for the purpose of providing funds for production setup of one of the Company's products. As consideration for the loans, the Company issued 100,000 shares of its common stock to the individuals, and agreed to repay the loans at a rate of $3.00 per unit of product sold for the first 16,667 units sold, then the payment will be reduced to $1.00 per unit for the next 50,000 units sold. The total payments will aggregate $100,000, or twice the original amount of the loans. The 100,000 shares of stock were valued at $.50 per share (representing the price at which shares were sold by the Company for cash during the year), and the resulting $50,000 was recorded as prepaid loan costs.

                                Mind2Market, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2000


NOTE C - INCOME TAXES:
The Company did not record any provision for federal and state income taxes through March 31, 2000. The actual tax expense for each period differs from "expected" tax expense (computed by applying the statutory U.S. federal corporate tax rate of 34% to net loss before income taxes) as follows:

[OBJECT OMITTED][OBJECT OMITTED]


In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax asset will not be realized. The Company believes that sufficient uncertainty exists regarding the realizability of the deferred tax assets such that valuation allowances equal to the entire balance of the deferred tax assets are necessary.

                                Mind2Market, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2000


NOTE D - MANAGEMENT'S PLANS:
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred a net losses from February 15, 1996 (inception) to March 31, 2000 and incurred a loss of $99,858 for the year ended December 31, 1999. The Company has a working capital deficiency at December 31, 1999 of $6,678. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

Management is in process of completing a loan in the amount of $250,000 from an independent party. The proceeds from this loan will be utilized to fund operating expenses, including general and administrative, marketing, developing product advertising materials and other expenses necessary to begin selling products. Management believes this loan will provide sufficient funding to enable the Company to begin generating revenues within four months. These anticipated sales will generate cash flows sufficient to enable the Company to operate for at least the next twelve months.

NOTE E - RELATED PARTY TRANSACTIONS:
The Company has engaged Mountain Share Transfer (a company owned by the wife of Mr. Powell) to act as stock transfer agent. No compensation has been paid to Mountain Share Transfer in connection with these services.

The Company has an agreement with Western Innovations (WI), a company owned by a Director of the Company, under which agreement, WI will procure and store all components required for assembly, will assemble the product, and package the units for shipment. WI will also provide shipping and mailing services for the product. WI will purchase on behalf of the Company all components for the product up to $1,000,00, to establish an inventory of product for sale. For these services, the Company will pay actual costs of components plus a fixed fee of $3.50 per unit for general and administrative services, and 15% of product cost for overhead and profit.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR FIRST QUARTER 2000 AS COMPARED TO FIRST QUARTER 1999

The Company has experienced $373 in expenses for the three month period in 2000 compared to $1,132 in 1999. The Company had revenues of $271 in 2000 compared to $25 in 1999. The Company had a loss of $102 in 2000 compared to a loss of $,107 in 1999. The Company will continue to have losses until adequate income can be achieved to meet expenses. While the Company is seeking capital sources for investment, there is no assurance that sources can be found.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance at the end of the period of $1,283. The current assets (exclusive of stockholder loans) exceed current liabilities by $469. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

                           PART II - OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

                  None

ITEM 2.           CHANGES IN SECURITIES

                  None

ITEM 3.           DEFAULT UPON SENIOR SECURITIES

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.           OTHER INFORMATION

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                        Reports on Form 8-K were  made for the  period for which
                  this  report is filed.  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 12, 2000

                                              MIND2MARKET, INC.


                                              /s/ CHARLES R. POWELL
                                              -----------------------------
                                              CHARLES R. POWELL, President