Form 10QSB
period 2000-06-30
MIND2MARKET INC
filed 2000-09-14
CIK 1076044

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                 Commission File Number
-----------------                                 ----------------------
June 30, 2000                                         000-28711


                               MIND2MARKET, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


            Colorado                                     84-1361341
--------------------------------                        -------------------
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

                  3,381,600 common shares as of June 30, 2000



                                                    Mind2Market, Inc.
                                              (A Development Stage Company)
                                                 Unaudited Balance Sheet

                                                                         Six Months Ending         Year Ending
                                                                         June 30, 2000             December 31, 1999
ASSETS

Current Assets

Cash                                                                              $ 262                 $ 1,336
Accounts Receivable                                                                   -                       -
Inventories                                                                      19,911                  17,807
Related Party Receivable
                                                                         ---------------           -------------
Total Current Assets                                                             20,173                  19,143

Property, Plant & Equipment

Property, Plant & Equipment                                                      42,801                  41,270
Less Accumulated Depreciation                                                   (19,016)                (14,877)
                                                                         ---------------           -------------
Net Property, Plant & Equipment                                                  23,785                  26,393

Other Assets

Prepaid loan costs                                                               50,000                  50,000
Manufacturing and marketing rights                                              315,760                 312,500
Less accumulated amortization                                                   (91,891)                (80,730)

                                                                         ---------------           -------------
Total Other Assets                                                              273,869                 281,770

                                                                         ---------------           -------------
TOTAL ASSETS                                                                  $ 317,827               $ 327,306
                                                                         ===============           =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts Payable                                                                $ 8,217                $ 11,700
Accrued salaries                                                               $ 10,569                  10,569
Payroll taxes payable                                                             3,552                   3,552
Loan from stockholder                                                           141,693                 130,946
                                                                         ---------------           -------------
Total Current Liabilities                                                       164,031                 156,767

Long Term Liabilities

Long Term Debt                                                                        -                       -
                                                                         ---------------           -------------
Total Long Term Liabilities                                                           -                       -

Stockholders' Equity

Preferred stock: authorized 5,000,000 shares $0.10 par value;
     none issued
Common stock: authorized 50,000,000 shares  $0.0001 par value
      3,381,600 issued at December and June                                         338                     338
Paid in Capital                                                                 523,617                 523,617
Retained Earnings (Deficit)                                                    (370,159)               (353,416)
                                                                         ---------------           -------------
Total Stockholders' Equity                                                      153,796                 170,539

                                                                         ---------------           -------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                    $ 317,827               $ 327,306
                                                                         ===============           =============



                             SEE ACCOMPANYING NOTES



                                                        Mind2Market, Inc.
                                                  (A Development Stage Company)
                                                Unaudited Statement of Operations

                                          Six Months Ending June 30                 Three Months Ending June 30
                                           2000                1999                   2000               1999

REVENUES

Sales                                          $ 284                 $ -                   $ 13                $ -
                                      ---------------     ---------------        ---------------    ---------------
TOTAL REVENUES                                   284                   -                     13                  -

COST OF GOODS SOLD

Cost of Sales                                      -                   -                      -
                                      ---------------     ---------------        ---------------    ---------------
TOTAL COST OF GOODS SOLD                           -                   -                      -                  -

Gross Profit                                     284                   -                     13                  -

OPERATING COSTS

Administrative & Overhead                     16,756              17,253                 16,655             16,121
                                      ---------------     ---------------        ---------------    ---------------
TOTAL OPERATING COSTS                         16,756              17,253                 16,655             16,121

OTHER INCOME (EXPENSE)

Interest Income                                                       25
Interest Expense                                (271)                  -                      -
                                      ---------------     ---------------        ---------------    ---------------
TOTAL OTHER INCOME (EXPENSE)                    (271)                 25                      -                  -

NET INCOME (LOSS)                          $ (16,743)          $ (17,228)             $ (16,642)         $ (16,121)
                                      ===============     ===============        ===============    ===============

Net Loss per Share                             (0.00)              (0.01)                 (0.00)             (0.00)
Weighted Average Common Shares             3,381,600           3,226,600              3,381,600          3,226,600


                             SEE ACCOMPANYING NOTES



                                                        Mind2Market, Inc.
                                                  (A Development Stage Company)
                                                UNAUDITED STATEMENT OF CASH FLOWS

                                                               Six Months Ended June 30         Three Months Ended June 30

                                                                2000              1999              2000              1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                       $ (16,743)        $ (17,228)        $ (16,642)         $ (16,121)

Adjustments to reconcile net loss to
cash used in operating activities:

Depreciation                                                       4,140             4,108             4,140              4,108
Amortization                                                      11,161            11,161            11,161             11,161
(Increase) Decrease in current assets                             (2,104)           (3,000)           (2,104)            (3,000)
Increase (Decrease) in current liabilities                        (3,484)          (29,554)            3,717            (28,392)
(Increase) Decrease in other assets                               (3,260)                             (3,260)                 -
                                                            -------------     -------------     -------------     --------------

NET CASH PROVIDED (USED) BY                                      (10,290)          (34,513)           (2,988)           (32,244)
OPERATING ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES

(Purchase) Sale of property and equipment                         (1,531)             (380)           (1,531)              (380)
Increase (Decrease) in notes payable                              10,747            13,502             3,498             13,500
Capital received                                                       -            15,000                 -             15,000
                                                            -------------     -------------     -------------     --------------
NET CASH FLOWS FROM INVESTING ACTIVITIES                           9,216            28,122             1,967             28,120

NET INCREASE (DECREASE) IN CASH                                   (1,074)           (6,391)           (1,021)            (4,124)

CASH AT BEGINNING OF PERIOD                                        1,336             8,349             1,283              6,082

CASH AT END OF PERIOD                                              $ 262           $ 1,958             $ 262            $ 1,958
                                                            =============     =============     =============     ==============



                             SEE ACCOMPANYING NOTES



                                        Mind2Market, Inc.
                                  (A DEVELOPMENT STAGE COMPANY)
                     UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                     For the Period from December 31, 1998 to June 30, 2000

                                                                            Additional         Accumulated         Total
                                               Common Stock                  Paid-In
                                      Shares             Amount              Capital            Deficit
                                  ---------------     --------------  ------------------     --------------    ------------

Balance - December 31, 1998            3,226,600              $ 323           $ 457,392           (253,558)        204,157

Issue stock for services                 125,000                 13              51,226                  -          51,239

Issue stock for cash                      30,000                  3              14,997                             15,000

Net Loss for year                              -                  -                   -            (99,858)        (99,858)
                                  ---------------     --------------      --------------     --------------    ------------

Balance - December 31, 1999            3,381,600                338             523,615           (353,416)        170,537
                                  ---------------     --------------      --------------     --------------    ------------

Net Loss for six months                                                                            (16,743)        (16,743)
                                  ---------------     --------------      --------------     --------------    ------------

Balance - June 30, 2000                3,381,600              $ 338           $ 523,615         $ (370,159)      $ 153,794
                                  ===============     ==============      ==============     ==============    ============



                             SEE ACCOMPANYING NOTES

                                Mind2Market, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2000


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

                                Mind2Market, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2000


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

                                Mind2Market, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2000


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

                                Mind2Market, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2000


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

                                Mind2Market, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2000


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

                                Mind2Market, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2000


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

Date: September 13, 2000

                                              MIND2MARKET, INC.


                                              /s/ CHARLES R. POWELL
                                              -----------------------------
                                              CHARLES R. POWELL, President