Form 10QSB/A
period 2000-03-31
MIND2MARKET INC
filed 2000-11-29
CIK 1076044

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10QSB/A


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

                                                                         Three Months Ending       Year Ending
                                                                         March 31, 2000            December 31, 1999
ASSETS

Current Assets

Cash                                                                            $ 1,283                 $ 1,336
Accounts Receivable                                                                   -                       -
Inventories                                                                      17,807                  17,807
                                                                         ---------------           -------------
Total Current Assets                                                             19,090                  19,143

Property, Plant & Equipment

Property, Plant & Equipment                                                      41,270                  41,270
Less Accumulated Depreciation                                                   (14,877)                (14,877)
                                                                         ---------------           -------------
Net Property, Plant & Equipment                                                  26,393                  26,393

Other Assets

Prepaid Loan Costs                                                               50,000                  50,000
Manufacturing and marketing rights                                              312,500                 312,500
Less accumulated amortization                                                   (80,730)                (80,730)

                                                                         ---------------           -------------
Total Other Assets                                                              281,770                 281,770

                                                                         ---------------           -------------
TOTAL ASSETS                                                                  $ 327,253               $ 327,306
                                                                         ===============           =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts Payable                                                                $ 4,500                $ 11,700
Accrued Salaries                                                                 10,569                $ 10,569
Payroll Liabilities                                                               3,552                 $ 3,552
Stockholder Loans                                                                     -                       -
                                                                         ---------------           -------------
Total Current Liabilities                                                        18,621                  25,821

Long Term Liabilities
Long Term Loans                                                                 138,195                 130,946
Total Long Term Liabilities                                              ---------------           -------------
                                                                                138,195                 130,946
Total Long Term Liabilities                                                           -                       -

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

NET CASH FLOWS FROM FINANCING ACTIVITIES

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