Form 10QSB/A
period 2000-06-30
MIND2MARKET INC
filed 2000-11-29
CIK 1076044

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

                                                                         Six Months Ending         Year Ending
                                                                         June 30, 2000             December 31, 1999
ASSETS

Current Assets

Cash                                                                              $ 262                 $ 1,336
Accounts Receivable                                                                   -                       -
Inventories                                                                      19,911                  17,807
Related Party Receivable
                                                                         ---------------           -------------
Total Current Assets                                                             20,173                  19,143

Property, Plant & Equipment

Property, Plant & Equipment                                                      42,801                  41,270
Less Accumulated Depreciation                                                   (19,016)                (14,877)
                                                                         ---------------           -------------
Net Property, Plant & Equipment                                                  23,785                  26,393

Other Assets

Prepaid loan costs                                                               50,000                  50,000
Manufacturing and marketing rights                                              315,760                 312,500
Less accumulated amortization                                                   (91,891)                (80,730)
                                                                         ---------------           -------------
Total Other Assets                                                              273,869                 281,770

                                                                         ---------------           -------------
TOTAL ASSETS                                                                  $ 317,827               $ 327,306
                                                                         ===============           =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts Payable                                                                $ 8,217                $ 11,700
Accrued salaries                                                               $ 10,569                  10,569
Payroll taxes payable                                                             3,552                   3,552
Loan from stockholder                                                                 -                       -
                                                                         ---------------           -------------
Total Current Liabilities                                                        22,338                  25,821

Long Term Liabilities
Stockholder Loans                                                               141,693                 130,946
                                                                         ---------------           -------------
Total Long Term Liabilities                                                     141,693                 130,946

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


                             SEE ACCOMPANYING NOTES



                                                        Mind2Market, Inc.
                                                  (A Development Stage Company)
                                                UNAUDITED STATEMENT OF CASH FLOWS

                                                               Six Months Ended June 30         Three Months Ended June 30

                                                                2000              1999              2000              1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                       $ (16,743)        $ (17,228)        $ (16,642)         $ (16,121)

Adjustments to reconcile net loss to
cash used in operating activities:

Depreciation                                                       4,140             4,108             4,140              4,108
Amortization                                                      11,161            11,161            11,161             11,161
(Increase) Decrease in current assets                             (2,104)           (3,000)           (2,104)            (3,000)
Increase (Decrease) in current liabilities                        (3,484)          (29,554)            3,717            (28,392)
(Increase) Decrease in other assets                               (3,260)                             (3,260)                 -
                                                            -------------     -------------     -------------     --------------

NET CASH PROVIDED (USED) BY                                      (10,290)          (34,513)           (2,988)           (32,244)
OPERATING ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES

(Purchase) Sale of property and equipment                         (1,531)             (380)           (1,531)              (380)
Increase (Decrease) in notes payable                              10,747            13,502             3,498             13,500
                                                            -------------     -------------     -------------     --------------
NET CASH FLOWS FROM INVESTING ACTIVITIES                           9,216            13,122             1,967             13,120

NET CASH FLOWS FROM FINANCING ACTIVITIES

Capital received                                                       -            15,000                 -             15,000

NET INCREASE (DECREASE) IN CASH                                   (1,074)           (6,391)           (1,021)            (4,124)

CASH AT BEGINNING OF PERIOD                                        1,336             8,349             1,283              6,082

CASH AT END OF PERIOD                                              $ 262           $ 1,958             $ 262            $ 1,958
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

                                Mind2Market, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2000


NOTE C - INCOME TAXES:
The Company did not record any provision for federal and state income taxes through March 31, 2000. The actual tax expense for each period differs from "expected" tax expense (computed by applying the statutory U.S. federal corporate tax rate of 34% to net loss before income taxes) as follows:


                                                                                                         Period
                                                                                                           From
                                                                                                          February
                                                                                                          15, 1996
                                                Year ended              Six Months Ended               (Inception) to
                                                December 31,                June 30,                      June 30,
                                        1999            1998            2000            1999                2000
                                        ----            ----            ----            ----            --------------
Computed "expected tax benefit          $(33,967)     $(22,478)         $(5,693)        $(586)          $(125,854)
Change in valuation allowance for
  Deferred tax assets                     33,967        22,478            5,693           586             125,854
                                        ---------     ---------         --------        ------          ----------
Net tax benefit                         $      -      $      -          $     -         $   -           $       -
                                        =========     =========         ========        ======          ==========


At December 31, 1999 and June 30, 2000, deferred income tax assets resulted from federal and state net operating loss carryforwards in the amounts of $339,316 and $356,059, respectively. These loss carryforwards expire in varying amounts through 2015. Net deferred tax assets consist of the following:

                                        December 31,            June 30,
                                           1999                   2000
                                        ------------            --------

Net operating loss carryforwards        $ 115,367               $ 121,060
Less valuation allowances                (115,367)               (121,060)
                                        ----------              ----------

Net deferred assets                     $       -               $       -
                                        ==========              ==========

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has experienced $17,027 in expenses for the six month period in 2000 compared to $17,253 in 1999. The Company had revenues of $284 in 2000 compared to $25 in 1999. The Company had a loss of $16,743 in 2000 compared to a loss of $17,228 in 1999. The Company will continue to have losses until adequate income can be achieved to meet expenses. While the Company is seeking capital sources for investment, there is no assurance that sources can be found.


LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance at the end of the period of $262. The current liabilities exceed current assets by $2,425. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

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

Date: November 15, 2000

                                              MIND2MARKET, INC.


                                              /s/ CHARLES R. POWELL
                                              -----------------------------
                                              CHARLES R. POWELL, President