Form 10QSB/A
period 2000-03-31
MIND2MARKET INC
filed 2000-12-11
CIK 1076044

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

                                                                         Three Months Ending       Year Ending
                                                                         March 31, 2000            December 31, 1999
ASSETS

Current Assets

Cash                                                                            $ 1,283                 $ 1,336
Accounts Receivable                                                                   -                       -
Inventories                                                                      17,807                  17,807
                                                                         ---------------           -------------
Total Current Assets                                                             19,090                  19,143

Property, Plant & Equipment

Property, Plant & Equipment                                                      41,270                  41,270
Less Accumulated Depreciation                                                   (14,877)                (14,877)
                                                                         ---------------           -------------
Net Property, Plant & Equipment                                                  26,393                  26,393

Other Assets

Prepaid Loan Costs                                                               50,000                  50,000
Manufacturing and marketing rights                                              312,500                 312,500
Less accumulated amortization                                                   (76,265)                (76,265)

                                                                         ---------------           -------------
Total Other Assets                                                              286,235                 286,235

                                                                         ---------------           -------------
TOTAL ASSETS                                                                  $ 331,718               $ 331,771
                                                                         ===============           =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts Payable                                                                $ 4,500                $ 11,700
Accrued Salaries                                                                 10,569                $ 10,569
Payroll Liabilities                                                               3,552                 $ 3,552
Stockholder Loans                                                                     -                       -
                                                                         ---------------           -------------
Total Current Liabilities                                                        18,621                  25,821

Long Term Liabilities
Long Term Loans                                                                 138,195                 130,947
Total Long Term Liabilities                                              ---------------           -------------
                                                                                138,195                 130,947
Total Long Term Liabilities                                                           -                       -

Stockholders's Equity

Preferred stock: authorized 5,000,000 shares, $0.10 par value none issued.
Common stock: authorized 50,000,000 shares, $0.0001 par value
     3,381,600 issued and outstanding at December and June                          338                     338
Paid in Capital                                                                 523,617                 523,617
Retained Earnings (Deficit)                                                    (349,052)               (348,950)
                                                                         ---------------           -------------
Total Stockholders' Equity                                                      174,901                 175,003

                                                                         ---------------           -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 331,717               $ 331,771
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

Adjustments to reconcile net loss to
cash used in operating activities:
Depreciation
Amortization

(Increase) Decrease in current assets                           -                  1
Increase (Decrease) in current liabilities                 (7,200)            (1,161)
(Increase) Decrease in other assets                             -
                                                     -------------     --------------

NET CASH PROVIDED (USED) BY                                (7,301)            (2,267)
OPERATING ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES

(Purchase) Sale of property and equipment                       -
Increase (Decrease) in notes payable                        7,248
Capital received                                                -             (4,756)
                                                     -------------     --------------
NET CASH FLOWS FROM INVESTING ACTIVITIES                    7,248             (4,756)

NET CASH FLOWS FROM FINANCING ACTIVITIES

NET INCREASE (DECREASE) IN CASH                               (53)            (7,013)

CASH AT BEGINNING OF PERIOD                                 1,336              8,349

CASH AT END OF PERIOD                                     $ 1,283            $ 1,336
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

                                Mind2Market, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2000


NOTE B - LOANS FROM STOCKHOLDERS:
---------------------------------
Loans from stockholders consist of the following:


                                                                    DECEMBER 31,     MARCH 31,
                                                                        1999           2000
                                                                   --------------- --------------

Loans from principal stockholders, unsecured,
non-interest bearing,
      payable at maturity, January                                        $80,947       $ 91,695
1, 2002

Loans from other stockholders, unsecured, non-interest
bearing,
     payable at a rate based on the units of product
sold (see below)                                                           50,000         50,000
                                                                   --------------- --------------

                                                                         $130,947       $141,695
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

                                Mind2Market, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2000


NOTE C - INCOME TAXES:
The Company did not record any provision for federal and state income taxes through March 31, 2000 due to continuing losses.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR FIRST QUARTER 2000 AS COMPARED TO FIRST QUARTER 1999

The Company has experienced $102 in expenses for the three month period in 2000 compared to $1,132 in 1999. The Company had revenues of $271 in 2000 compared to none in 1999. The Company had a loss of $102 in 2000 compared to a loss of $1,107 (after interest income of $25) in 1999. The loss per share was less than ($.01) in the period in 2000 and 1999. The Company will continue to have losses until adequate income can be achieved to meet expenses. While the Company is seeking capital sources for investment, there is no assurance that sources can be found.

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

Date: December 8, 2000

                                              MIND2MARKET, INC.


                                              /s/ CHARLES R. POWELL
                                              -----------------------------
                                              CHARLES R. POWELL, President