Form 10QSB/A
period 2000-06-30
MIND2MARKET INC
filed 2000-12-11
CIK 1076044

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

                                                                         Six Months Ending         Year Ending
                                                                         June 30, 2000             December 31, 1999
ASSETS

Current Assets

Cash                                                                              $ 262                 $ 1,336
Accounts Receivable                                                                   -                       -
Inventories                                                                      19,912                  17,807
Related Party Receivable
                                                                         ---------------           -------------
Total Current Assets                                                             20,174                  19,143

Property, Plant & Equipment

Property, Plant & Equipment                                                      42,801                  41,270
Less Accumulated Depreciation                                                   (19,016)                (14,877)
                                                                         ---------------           -------------
Net Property, Plant & Equipment                                                  23,785                  26,393

Other Assets

Prepaid loan costs                                                               50,000                  50,000
Manufacturing and marketing rights                                              315,760                 312,500
Less accumulated amortization                                                   (87,426)                (76,265)
                                                                         ---------------           -------------
Total Other Assets                                                              278,334                 286,235

                                                                         ---------------           -------------
TOTAL ASSETS                                                                  $ 322,293               $ 331,771
                                                                         ===============           =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts Payable                                                                $ 8,217                $ 11,700
Accrued salaries                                                               $ 10,569                  10,569
Payroll taxes payable                                                             3,552                   3,552
Loan from stockholder                                                                 -                       -
                                                                         ---------------           -------------
Total Current Liabilities                                                        22,338                  25,821

Long Term Liabilities
Stockholder Loans                                                               141,695                 130,947
                                                                         ---------------           -------------
Total Long Term Liabilities                                                     141,695                 130,947

Stockholders' Equity

Preferred stock: authorized 5,000,000 shares $0.10 par value;
     none issued
Common stock: authorized 50,000,000 shares  $0.0001 par value
      3,381,600 issued at December and June                                         338                     338
Paid in Capital                                                                 523,617                 523,617
Retained Earnings (Deficit)                                                    (365,693)               (348,950)
                                                                         ---------------           -------------
Total Stockholders' Equity                                                      158,260                 175,003

                                                                         ---------------           -------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                    $ 322,293               $ 331,771
                                                                         ===============           =============



                             SEE ACCOMPANYING NOTES



                                                        Mind2Market, Inc.
                                                  (A Development Stage Company)
                                                Unaudited Statement of Operations


                                                                                                                  Period from
                                                                                                                  February 15, 1996
                                          Six Months Ending June 30            Three Months Ending June 30        (Inception) to
                                           2000                1999              2000               1999          June 30, 2000

REVENUES

Sales                                          $ 284                 $ -              $ 13                $ -           $3,451
                                      ---------------     ---------------   ---------------    ---------------    ---------------
TOTAL REVENUES                                   284                   -                13                  -           $3,451

COST OF GOODS SOLD

Cost of Sales                                      -                   -                 -                                   -
                                      ---------------     ---------------   ---------------    ---------------    ---------------
TOTAL COST OF GOODS SOLD                           -                   -                 -                  -                -

Gross Profit                                     284                   -                13                  -                -

OPERATING COSTS

Administrative & Overhead                     16,756              17,252            16,655             16,121                -
                                      ---------------     ---------------   ---------------    ---------------    ---------------
TOTAL OPERATING COSTS                         16,756              17,252            16,655             16,121                -

OTHER INCOME (EXPENSE)

Interest Income                                                       25                                                     -
Interest Expense                                (271)                  -                 -                                   -
                                      ---------------     ---------------   ---------------    ---------------    ----------------
TOTAL OTHER INCOME (EXPENSE)                    (271)                 25                 -                  -          369,146

NET INCOME (LOSS)                          $ (16,743)          $ (17,227)        $ (16,642)         $ (16,121)       ($365,694)
                                      ===============     ===============   ===============    ===============    ================

Net Loss per Share                             (0.00)              (0.00)            (0.00)             (0.00)          ($0.15)
Weighted Average Common Shares             3,381,600           3,226,600         3,381,600          3,226,600        3,381,600


                             SEE ACCOMPANYING NOTES



                                                        Mind2Market, Inc.
                                                  (A Development Stage Company)
                                                UNAUDITED STATEMENT OF CASH FLOWS

                                                               Six Months Ended June 30         Three Months Ended June 30

                                                                2000              1999              2000              1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                       $ (16,743)        $ (17,228)        $ (16,642)         $ (16,121)

Adjustments to reconcile net loss to
cash used in operating activities:

Depreciation                                                       4,140             4,108             4,140              4,108
Amortization                                                      11,161            11,161            11,161             11,161
(Increase) Decrease in current assets                             (2,104)           (3,000)           (2,104)            (3,000)
Increase (Decrease) in current liabilities                        (3,484)          (29,554)            3,717            (28,392)
(Increase) Decrease in other assets                               (3,260)                             (3,260)                 -
                                                            -------------     -------------     -------------     --------------

NET CASH PROVIDED (USED) BY                                      (10,291)          (34,513)           (2,988)           (32,244)
OPERATING ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES

Increase (Decrease) in notes payable                              10,748            13,500             3,498             13,500
                                                            -------------     -------------     -------------     --------------
NET CASH FLOWS FROM INVESTING ACTIVITIES                          10,748            13,500             3,498             13,500

(Purchase) Sale of property and equipment                         (1,531)             (380)           (1,531)              (380)

NET CASH FLOWS FROM FINANCING ACTIVITIES

Capital received                                                       -            15,000                 -             15,000

NET INCREASE (DECREASE) IN CASH                                   (1,074)           (6,391)           (1,021)            (4,124)

CASH AT BEGINNING OF PERIOD                                        1,336             8,349             1,283              6,082

CASH AT END OF PERIOD                                              $ 262           $ 1,958             $ 262            $ 1,958
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

                                                                            Additional         Accumulated         Total
                                               Common Stock                  Paid-In
                                      Shares             Amount              Capital            Deficit
                                  ---------------     --------------  ------------------     --------------    ------------

Balance - December 31, 1998            3,226,600              $ 323           $ 457,392           (249,093)        208,622

Issue stock for services                 125,000                 13              51,226                  -          51,239

Issue stock for cash                      30,000                  3              14,997                             15,000

Net Loss for year                              -                  -                   -            (99,858)        (99,858)
                                  ---------------     --------------      --------------     --------------    ------------

Balance - December 31, 1999            3,381,600                338             523,615           (348,951)        175,002
                                  ---------------     --------------      --------------     --------------    ------------

Net Loss for six months                                                                            (16,743)        (16,743)
                                  ---------------     --------------      --------------     --------------    ------------

Balance - June 30, 2000                3,381,600              $ 338           $ 523,615         $ (365,694)      $ 158,259
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


                                                                    DECEMBER 31,     JUNE 30,
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

                                Mind2Market, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2000


NOTE C - INCOME TAXES:
The Company did not record any provision for federal and state income taxes through June 30, 2000 due to continuing losses.

NOTE D - MANAGEMENT'S PLANS:
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred a net losses from February 15, 1996 (inception) to June 30, 2000 and incurred a loss of $99,858 for the year ended December 31, 1999. The Company has a working capital deficiency at December 31, 1999 of $6,678. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SAME PERIOD IN 1999.

The Company has experienced $16,756 in expenses for the six month period in 2000 compared to $17,252 in 1999. The Company had revenues of $284 in 2000 compared to $13 in 1999. The Company had a loss of $16,743 in 2000 compared to a loss of $17,227 in 1999. The loss per share in the period was less than ($.01) in 2000 and 1999. The Company will continue to have losses until adequate income can be achieved to meet expenses. While the Company is seeking capital sources for investment, there is no assurance that sources can be found.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2000 COMPARED TO SAME QUARTER IN 1999

The Company had revenues of only $13 for the period in 2000 compared to no revenues in the period in 1999. The Company incurred expenses in the quarter of $16,655 and $16,121 in 2000 and 1999, respectively. The Company had a net loss of ($16,642) in the quarter in 2000 compared to a net loss of $16,121) in the same quarter in 1999. The loss per share in the quarter in 2000 and 1999 was less than ($.01).


LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance at the end of the period of $262. The current liabilities exceed current assets by $2,164. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

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