Form 10QSB
period 2000-09-30
MIND2MARKET INC
filed 2000-12-14
CIK 1076044

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                 Commission File Number
-----------------                                 ----------------------
September 30, 2000                                      000-28711


                               MIND2MARKET, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


            Colorado                                     84-1361341
--------------------------------                        -------------------
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

                3,381,600 common shares as of September 30, 2000



                                                    Mind2Market, Inc.
                                              (A Development Stage Company)
                                                 Unaudited Balance Sheet


                                                                         Nine Months Ending        Year Ending
                                                                         September 30, 2000        December 31, 1999
ASSETS

Current Assets
Cash                                                                              $ 331                 $ 1,336
Accounts Receivable                                                                   -                       -
Inventories                                                                      19,912                  17,807
Related Party Receivable
                                                                         ---------------           -------------
Total Current Assets                                                             20,243                  19,143

Property, Plant & Equipment
Property, Plant & Equipment                                                      42,801                  41,270
Less Accumulated Depreciation                                                   (19,016)                (14,877)
                                                                         ---------------           -------------
Net Property, Plant & Equipment                                                  23,785                  26,393

Other Assets
Prepaid loan costs                                                               50,000                  50,000
Manufacturing and marketing rights                                              318,134                 312,500
Less accumulated amortization                                                   (87,426)                (76,265)

                                                                         ---------------           -------------
Total Other Assets                                                              280,708                 286,235

                                                                         ---------------           -------------
TOTAL ASSETS                                                                  $ 324,736               $ 331,771
                                                                         ===============           =============


LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
Accounts Payable                                                              $ 314,456                $ 11,700
Accrued salaries                                                               $ 39,569                  10,569
Payroll taxes payable                                                             3,552                   3,552
Loan from stockholder                                                                 -                       -
                                                                         ---------------           -------------
Total Current Liabilities                                                       357,577                  25,821

Long Term Liabilities
Stockholder Loans                                                                50,000                 130,947
                                                                         ---------------           -------------
Total Long Term Liabilities                                                      50,000                 130,947

Stockholder's Equity
Preferred stock: authorized 5,000,000 shares $0.10 par value;
     none issued
Common stock: authorized 50,000,000 shares  $0.0001 par value
      3,381,600 issued at December and June                                       2,782                     338
Paid in Capital                                                                 614,241                 523,615
Retained Earnings (Deficit)                                                    (699,864)               (348,950)
                                                                         ---------------           -------------
Total Stockholder's Equity                                                      (82,841)                175,003

                                                                         ---------------           -------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                    $ 324,736               $ 331,771
                                                                         ===============           =============




                             SEE ACCOMPANYING NOTES



                                                Mind2Market, Inc.
                                          (A Development Stage Company)
                                        Unaudited Statement of Operations


                                             Nine Months Ending September 30       Three Months Ending September 30
                                                 2000              1999                2000              1999
REVENUES
Sales                                                $ 284              $ -                  $ -              $ -
                                             --------------    -------------       --------------    -------------
TOTAL REVENUES                                         284                -                    -                -

COST OF GOODS SOLD
Cost of Sales                                            -                -                    -
                                             --------------    -------------       --------------    -------------
TOTAL COST OF GOODS SOLD                                 -                -                    -                -

Gross Profit                                           284                -                    -                -

OPERATING COSTS
Administrative & Overhead                          350,926           22,525              334,170            5,272
                                             --------------    -------------       --------------    -------------
TOTAL OPERATING COSTS                              350,926           22,525              334,170            5,272

OTHER INCOME (EXPENSE)
Interest Income                                                          25
Interest Expense                                      (271)               -                    -
                                             --------------    -------------       --------------    -------------
TOTAL OTHER INCOME (EXPENSE)                          (271)              25                    -                -

NET INCOME (LOSS)                               $ (350,913)       $ (22,500)          $ (334,170)        $ (5,272)
                                             ==============    =============       ==============    =============

Net Loss per Share                                   (0.02)           (0.01)               (0.02)           (0.00)
Weighted Average Common Shares                  15,599,862        3,226,600           15,599,862        3,226,600




                             SEE ACCOMPANYING NOTES




                                                Mind2Market, Inc.
                                          (A Development Stage Company)
                                        UNAUDITED STATEMENT OF CASH FLOWS



                                                      Nine Months Ended September 30 Three Months Ended September 30

                                                         2000            1999           2000             1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                               $ (350,913)     $ (22,500)     $ (334,170)        $ (5,272)

Adjustments to reconcile net loss to
cash used in operating activities:
Depreciation                                                4,140          4,108               -                -
Amortization                                               11,161         11,161               -                -
(Increase) Decrease in current assets                      (2,104)        (3,000)             (1)              (1)
Increase (Decrease) in current liabilities                331,756        (25,053)        335,240            4,500
(Increase) Decrease in other assets                        (5,636)                        (2,374)               -
                                                      ------------    -----------    ------------    -------------

NET CASH PROVIDED (USED) BY                               (11,596)       (35,284)         (1,305)            (773)
OPERATING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in notes payable
Increase (Decrease) in stockholder loans                  (80,947)        14,200         (91,695)             700
                                                      ------------    -----------    ------------    -------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                  (80,947)        14,200         (91,695)             700

CASH FLOWS FROM INVESTING ACTIVITIES
(Purchase) Sale of property and equipment                  (1,531)          (380)              -                -
Capital received                                           93,069         15,000          93,069                -
                                                      ------------    -----------    ------------    -------------
NET CASH FLOWS FROM INVESTING ACTIVITIES                   91,538         14,620          93,069                -

NET INCREASE (DECREASE) IN CASH                            (1,005)        (6,464)             69              (73)

CASH AT BEGINNING OF PERIOD                                 1,336          8,349             262            1,958

CASH AT END OF PERIOD                                       $ 331        $ 1,885           $ 331          $ 1,885
                                                      ============    ===========    ============    =============





                             SEE ACCOMPANYING NOTES



                                                Mind2Market, Inc.
                                          (A DEVELOPMENT STAGE COMPANY)
                             UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                           For the Period from December 31, 1998 to September 30, 2000


                                                                                Additional          Accumulated
                                              Common Stock                       Paid-In
                                      Shares                Amount               Capital              Deficit           Total
                                    ------------          -----------                               ------------        -----

Balance - December 31, 1998             3,226,600                $ 323             $ 457,392             (249,093)       208,622

Issue stock for services                  125,000                   13                51,226                    -         51,239

Issue stock for cash                       30,000                    3                14,997                              15,000

Net Loss for year                               -                    -                     -              (99,858)       (99,858)
                                      ------------          -----------           -----------         ------------      ---------

Balance - December 31, 1999             3,381,600                  338               523,615             (348,951)       175,002
                                      ------------          -----------           -----------         ------------      ---------

Shares issued to settle loans             696,523                   70                90,626                              90,695

Shares issued to acquire               23,740,000                2,374                     -                               2,374
technology rights

Net Loss for nine months                                                                                 (350,913)      (350,913)
                                      ------------          -----------           -----------         ------------      ---------

Balance - September 30, 2000           27,818,123             $  2,782             $ 614,241           $ (699,864)     $ (82,842)
                                      ============          ===========           ===========         ============     ==========



                             SEE ACCOMPANYING NOTES

                                Mind2Market, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2000


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

                                Mind2Market, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2000


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

                                Mind2Market, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2000


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

                                Mind2Market, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2000


NOTE B - LOANS FROM STOCKHOLDERS:
---------------------------------
Loans from stockholders consist of the following:


                                                                    DECEMBER 31,   SEPTEMBER 30,
                                                                        1999           2000
                                                                   --------------- --------------

Loans from principal stockholders, unsecured,
non-interest bearing,
      payable at maturity, January                                        $80,946       $      0
      1, 2002

Loans from other stockholders, unsecured, non-interest
bearing,
     payable at a rate based on the units of product
sold (see below)                                                           50,000         50,000
                                                                   --------------- --------------

                                                                         $130,946       $ 50,000
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

                                Mind2Market, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2000


NOTE C - INCOME TAXES:
The Company did not record any provision for federal and state income taxes through September 30, 2000.


NOTE D - MANAGEMENT'S PLANS:
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred a net losses from February 15, 1996 (inception) to September 30, 2000 and incurred a loss of $99,858 for the year ended December 31, 1999. The Company has a working capital deficiency at September 30, 1999 of $337,334. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

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

                                Mind2Market, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2000


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     The Company had revenues of $284 for the period in 2000 and no revenues in the period in 1999. The Company acquired technology rights which were in development in the third quarter, and as a result of acquiring work in progress on the technology, has incurred $360,926 in expenses for the nine month period in 2000 compared to only $22,525 in expenses for the same period in 1999. The Company has incurred a net loss for the period of ($350,913) in 2000 and a net loss of ($22,500) for the period in 1999. The loss of ($22,500) for the period in 1999. The loss per share for the period was ($.02) and ($.01) in 2000 and 1999, respectively.

     The trend of losses at the rate of $350,000 to $500,000 per quarter can be expected to continue, as the Company proceeds with its efforts to develop its technology rights and begin marketing efforts.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO SAME PERIOD IN 1999

     The Company had no revenues for the quarter ended September 30, 2000 and none in the same quarter in 1999. The Company incurred significantly increased expenses in the third quarter in 2000 due to the acquisition of technology and the commencement of efforts to develop and commercialize the technology. The Company incurred $334,170 in expenses in the quarter in 2000 compared to $5,272 in expenses in the quarter in 1999. The losses on operations was ($334,170) and ($5,272) in the quarter in 2000 and 1999 respectively. The loss per share was ($.02) in the quarter in 2000 compared to less than ($.02) in the quarter in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company suffers from a lack of operating capital and has commenced efforts to accomplish a private placement to fund its business and provide operating capital. The current liabilities at quarter end exceeded current assets by ($337,334). The Company will need to accomplish a private placement or loans in order to fund any continuing business operations. The Company has no other capital resources at this time from which to achieve operating capital.

                           PART II - OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

                  None

ITEM 2.           CHANGES IN SECURITIES

                    In August, 2000, the Company issued 696,523 common shares to
                    C. Ronald Powell and Ray Williams to settle loans totalling $90,626.

                    The Company recently changed controlling interest in conjunction with the acquisition of technology from Global Network Media, Inc. through issuance of 23,740,000 restricted shares of common stock pursuant to an exemption under Section 4(2) of the Securities Act of 1933. GNM had acquired from James R. Clark the exlcusive use and licensing rights to certain technology that has the capability for distribution of copy-protected information over the Internet. M2M has acquired the exclusive rights to use and license to others the technology, described in three pending patents, covering three related systems. They are the Kopy-protected Internet Distribution System (KIDS), the Personal Computer Secured Internet Device (PCSID), and the Secured Internet Media Player (SIMP). The new management intends to develop M2M into a service company that will enable vendors to copyrighted or patented digital data to market their products over the Internet with proper controls and accountability. M2M's main revenue stream would be from the transaction fees charged when the copyrighted digital media is purchased.


ITEM 3.           DEFAULT UPON SENIOR SECURITIES

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.           OTHER INFORMATION

                    On August 19, 2000, the Board of Directors approved the acquisition of technology acquired from Global Network Media of Denver, CO which is defined in three pending patents. The backbone of the system is the Kopy-protected Internet Distribution System (KIDS) which is used in conjunction with either the Personal Computer Secured Internet Device (PCSID) or the Secured Internet Media Player (SIMP). The first system to be developed will use KIDS with PCSID. This will be followed with the incorporation of the SIM Player into the system. M2M has secured the exclusive development, manufacturing and licensing rights for this system based on techniques described in and protected by the three pending patents owned by James R. Clark.

                    The invention secured by these pending patents provides for an innovative process for controlling and paying for the distribution and use of copyrighted material (such as music) over the Internet. This process protects the copyrighted nature of the material from unauthorized digital copying or distribution and provides an accounting system that assures that all parties that have an interest in the copyrighted media and its sale and distribution are appropriately compensated.

                    The first implementation of the system will emphasize the use of existing personal computers as the point of sale and end distribution. Thus, no additional hardware needs to be marketed to put the system in place and accessible to the millions of customers who have PCs. A potential client simply downloads via the Internet, one time, initial software from an M2M application server that assigns a unique Internet device access number to that device. Upon providing appropriate billing information (i.e. credit card, usually through an 800 number) that particular PC is then given access to the sites containing the copyrighted media and authorized to purchase and download any desired digital media with the appropriate billing done automatically.

                    The Secured Internet Media Player (SIMP) is a copyright compatible MP3 type player for the Internet that uses the same KIDS system for accessing and purchasing music. The first design utilizes commercial-off-the-shelf (COTS) components with custom developed software that incorporates the patented technology. This approach provides for timely access to the marketplace. A follow-on design is planned that will incorporate special compression technology along with customized chip design that will provide an updated enhanced version of the player that will be faster and provide more storage capability.

                    The approach the company plans to take in marketing the SIMP emphasizes the licensing of its manufacture and distribution to existing high tech firms that currently have a presence in the MP3 marketplace and emphasizing the associated revenue streams derived from the sale of copyrighted media that is distributed to the end user via the Internet and SIMP. This partnering approach minimizes direct competition with established firms but leverages on their existing production and distribution capability in return for a share of the revenue from the various income streams. As a result, M2M will have a relatively small investment required for manufacturing equipment.

                    By shifting the bulk of the manufacturing burden to other companies, M2M can concentrate its resources on the development of improvements in the technology and in selling derivative products and advertising that can use the SIMP as an effective medium for penetrating the marketplace.

                    The short-term goal of the company is to setup the required technology and sell the service to recording artists and recording companies that are concerned about the revenue loss and pirating occurring with the use of current technology. M2M will provide a complete solution for these vendors that provides a Secured Internet Device Number
                    (SIDN) and authentication service and a secured purchase center for customers desiring the digital media. This system can then be immediately put in place and revenues generated from the sale of music and other digital data through downloading to existing PCs. Individual artists and smaller recording companies can also be incorporated into the system to provide them a cost effective way to market their products to their own smaller customer base. A long-term goal of the company is to expand the service to include video, books, and other digital media while addressing the same copyright protection issues.

           Appointment of New Directors and Resignation of Directors

                    Effective May 1, 2000, Ray Williams resigned as an officier and director of the company. Effective at the conclusion of the August 19, 2000 meeting, Jerry Jernigan resigned from the board of the company. Three new Board of Directors were appointed at the August 19, 2000 meeting.

                    James R. Clark will serve as CEO and Chairman of the Board of the company. He holds a Business Administration degree from Northwest Nazarene University, and is a Microsoft Certified Systems Engineer. Mr. Clark has over 20 years experience in information business technology, including management/ownership, technology development (new products and applications), computer design, manufacturing and marketing, networking design and maintenance, Internet planning and implementation and computer telephony. While serving as a Computer Telephony Engineer for Lucent Technologies, Mr. Clark gained experience in Internet/Intranet application and development.

                    Charles Jacobson will serve as Corporate Secretary/Treasurer and a member of the Board of Directors. He received his B.S. degree in business administration from UCLA. He earned his Certified Public Accountant's license in Colorado and has been in independent practice for the past 30 years specializing in tax and financial services. He holds Series 7 and 63 securities licenses as well as life, health and variable life insurance licenses. He was a founding shareholder and secretary-treasurer of Polaris Resources, Inc., a public natural resources company from 1970-1973. He also has served as a general partner in several real estate ventures and management service ventures.

                    Douglas Deckert is on the M2M Board of Directors. He holds an Associate of Technical Arts degree in Computer Programming and has over 20 years experience in information technology, data communications, computer and network design, and web development. Mr. Deckert is a Computer Systems Software Engineer and has been a Systems Architect, IT Project Manager and Senior Systems Analyst for the State of Washington to implement many information technology projects, such as the Commercial Vehicle Information Systems and Network (CVISN) Project. He is experienced in many operating systems and platforms, including Windows and Windows NT, IBM Mainframe and UNIX. He has also analyzed, designed, and developed many complex programs using a variety of software tools consisting of Visual C++, Visual

                    Basic, SQL Server, Access, TRANSACT, CPL, C, COBOL, FORTRAN, PLI, OS JCL, Cold Fusion, Visual Internet, Dreamweaver, Lotus and Basic. Mr. Deckert has many years of management experience using his technical and organization skills to plan, organize, prioritize, and direct the activities of computer systems analysts and programming teams.


                     Resignation and Appointment of Officers

                    Mr. Ray Williams resigned as the company secretary effective May 1, 2000. The Board approved Mr. Charles Jacobson to replace Mr. Williams at the August 19, 2000 Board meeting.


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

Date: December 12, 2000

                                              MIND2MARKET, INC.


                                              /s/ CHARLES R. POWELL
                                              -----------------------------
                                              CHARLES R. POWELL, President