Form 10QSB/A
period 2000-09-30
MIND2MARKET INC
filed 2000-12-22
CIK 1076044

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

                27,818,123 common shares as of September 30, 2000



                                                    Mind2Market, Inc.
                                              (A Development Stage Company)
                                                 Unaudited Balance Sheet


                                                                         Nine Months Ending        Year Ending
                                                                         September 30, 2000        December 31, 1999
ASSETS

Current Assets
Cash                                                                              $ 331                 $ 1,336
Accounts Receivable                                                                   -                       -
Inventories                                                                      19,912                  17,807
Related Party Receivable
                                                                         ---------------           -------------
Total Current Assets                                                             20,243                  19,143

Property, Plant & Equipment
Property, Plant & Equipment                                                      42,801                  41,270
Less Accumulated Depreciation                                                   (19,016)                (14,877)
                                                                         ---------------           -------------
Net Property, Plant & Equipment                                                  23,785                  26,393

Other Assets
Prepaid loan costs                                                               50,000                  50,000
Manufacturing and marketing rights                                              318,134                 312,500
Less accumulated amortization                                                   (87,426)                (76,265)

                                                                         ---------------           -------------
Total Other Assets                                                              280,708                 286,235

                                                                         ---------------           -------------
TOTAL ASSETS                                                                  $ 324,736               $ 331,771
                                                                         ===============           =============


LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
Accounts Payable                                                              $ 314,456                $ 11,700
Accrued salaries                                                               $ 39,569                  10,569
Payroll taxes payable                                                             3,552                   3,552
Loan from stockholder                                                                 -                       -
                                                                         ---------------           -------------
Total Current Liabilities                                                       357,577                  25,821

Long Term Liabilities
Stockholder Loans                                                                50,000                 130,947
                                                                         ---------------           -------------
Total Long Term Liabilities                                                      50,000                 130,947

Stockholder's Equity
Preferred stock: authorized 5,000,000 shares $0.10 par value;
     none issued
Common stock: authorized 50,000,000 shares  $0.0001 par value
      3,381,600 issued at December 31, 1999 and 27,818,123
       issued at September 30, 2000                                               2,782                     338
Paid in Capital                                                                 614,241                 523,615
Retained Earnings (Deficit)                                                    (699,864)               (348,950)
                                                                         ---------------           -------------
Total Stockholder's Equity                                                      (82,841)                175,003

                                                                         ---------------           -------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                    $ 324,736               $ 331,771
                                                                         ===============           =============




                             SEE ACCOMPANYING NOTES



                                                Mind2Market, Inc.
                                          (A Development Stage Company)
                                        Unaudited Statement of Operations


                                             Nine Months Ending September 30       Three Months Ending September 30
                                                 2000              1999                2000              1999
REVENUES
Sales                                                $ 284              $ -                  $ -              $ -
                                             --------------    -------------       --------------    -------------
TOTAL REVENUES                                         284                -                    -                -

COST OF GOODS SOLD
Cost of Sales                                            -                -                    -
                                             --------------    -------------       --------------    -------------
TOTAL COST OF GOODS SOLD                                 -                -                    -                -

Gross Profit                                           284                -                    -                -

OPERATING COSTS
Administrative & Overhead                          350,926           22,525              334,170            5,272
                                             --------------    -------------       --------------    -------------
TOTAL OPERATING COSTS                              350,926           22,525              334,170            5,272

OTHER INCOME (EXPENSE)
Interest Income                                                          25
Interest Expense                                      (271)               -                    -
                                             --------------    -------------       --------------    -------------
TOTAL OTHER INCOME (EXPENSE)                          (271)              25                    -                -

NET INCOME (LOSS)                               $ (350,913)       $ (22,500)          $ (334,170)        $ (5,272)
                                             ==============    =============       ==============    =============

Net Loss per Share                                   (0.06)           (0.01)               (0.03)           (0.00)
Weighted Average Common Shares                   7,325,187        3,226,600           15,599,862        3,226,600




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

The Company has an agreement with Western Innovations (WI), a company owned by a former Director of the Company, under which agreement, WI will procure and store all components required for assembly, will assemble the product, and package the units for shipment. WI will also provide shipping and mailing services for the product. WI will purchase on behalf of the Company all components for the product up to $1,000,000, to establish an inventory of product for sale. For these services, the Company will pay actual costs of components plus a fixed fee of $3.50 per unit for general and administrative services, and 15% of product cost for overhead and profit.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     The Company had revenues of $284 for the period in 2000 and no revenues in the period in 1999. The Company acquired technology rights which were in development in the third quarter, and as a result of acquiring work in progress on the technology, has incurred $360,926 in expenses for the nine month period in 2000 compared to only $22,525 in expenses for the same period in 1999. The Company has incurred a net loss for the period of ($350,913) in 2000 and a net loss of ($22,500) for the period in 1999. The loss for the period in 1999 was ($22,500). The loss per share for the period was ($.06) and ($.01) in 2000 and 1999, respectively.

     The trend of losses at the rate of $350,000 to $500,000 per quarter can be expected to continue, as the Company proceeds with its efforts to develop its technology rights and begin marketing efforts.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO SAME PERIOD IN 1999

     The Company had no revenues for the quarter ended September 30, 2000 and none in the same quarter in 1999. The Company incurred significantly increased expenses in the third quarter in 2000 due to the acquisition of technology and the commencement of efforts to develop and commercialize the technology. The Company incurred $334,170 in expenses in the quarter in 2000 compared to $5,272 in expenses in the quarter in 1999. The losses on operations was ($334,170) and ($5,272) in the quarter in 2000 and 1999 respectively. The loss per share was ($.03) in the quarter in 2000 compared to less than ($.01) in the quarter in 1999.

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

Date: December 22, 2000

                                              MIND2MARKET, INC.


                                              /s/ CHARLES R. POWELL
                                              -----------------------------
                                              CHARLES R. POWELL, President