Form 10QSB/A
period 2000-03-31
MIND2MARKET INC
filed 2001-02-12
CIK 1076044

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10QSB/A


                                  AMENDMENT #2


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

                                                                         Three Months Ending       Year Ending
                                                                         March 31, 2000            December 31, 1999
ASSETS

Current Assets

Cash                                                                            $ 1,283                 $ 1,336
Accounts Receivable                                                                   -                       -
Inventories                                                                      17,807                  17,807
                                                                         ---------------           -------------
Total Current Assets                                                             19,090                  19,143

Property, Plant & Equipment

Property, Plant & Equipment                                                      41,270                  41,270
Less Accumulated Depreciation                                                   (14,877)                (14,877)
                                                                         ---------------           -------------
Net Property, Plant & Equipment                                                  26,393                  26,393

Other Assets

Prepaid Loan Costs                                                               50,000                  50,000
Manufacturing and marketing rights                                              312,500                 312,500
Less accumulated amortization                                                   (76,265)                (76,265)

                                                                         ---------------           -------------
Total Other Assets                                                              286,235                 286,235

                                                                         ---------------           -------------
TOTAL ASSETS                                                                  $ 331,718               $ 331,771
                                                                         ===============           =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts Payable                                                                $ 4,500                $ 11,700
Accrued Salaries                                                                 10,569                $ 10,569
Payroll Liabilities                                                               3,552                 $ 3,552
Stockholder Loans                                                                     -                       -
                                                                         ---------------           -------------
Total Current Liabilities                                                        18,621                  25,821


Long Term Liabilities
Long Term Loans                                                                 138,195                 130,947
Total Long Term Liabilities                                              ---------------           -------------
                                                                                138,195                 130,947
Stockholders's Equity


Preferred stock: authorized 5,000,000 shares, $0.10 par value none issued.
Common stock: authorized 50,000,000 shares, $0.0001 par value
     3,381,600 issued and outstanding at December and June                          338                     338

Paid in Capital                                                                 523,615                 523,615

Retained Earnings (Deficit)                                                    (349,052)               (348,950)
                                                                         ---------------           -------------
Total Stockholders' Equity                                                      174,901                 175,003

                                                                         ---------------           -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 331,717               $ 331,771
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

Adjustments to reconcile net loss to
cash used in operating activities:
Depreciation
Amortization


(Increase) Decrease in current assets                           1                  1
Increase (Decrease) in current liabilities                 (7,200)            (1,161)
(Increase) Decrease in other assets                             -
                                                     -------------     --------------

NET CASH PROVIDED (USED) BY                                (7,301)            (2,267)
OPERATING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (Decrease) in notes payable
Increase (Decrease) in loans from stockholders              7,248             (4,746)
                                                     -------------     --------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                    7,248             (4,746)

NET CASH FLOWS FROM INVESTING ACTIVITIES
(Purchase) Sale of property and equipment                       -                  -
Capital received                                                -                  -
                                                     -------------     --------------
NET CASH FLOWS FROM INVESTING ACTIVITIES                        -                  -


NET INCREASE (DECREASE) IN CASH                               (53)            (7,013)

CASH AT BEGINNING OF PERIOD                                 1,336              8,349

CASH AT END OF PERIOD                                     $ 1,283            $ 1,336
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR FIRST QUARTER 2000 AS COMPARED TO FIRST QUARTER 1999


The Company has experienced $373 in expenses, including interest, for the three month period in 2000 compared to $1,132 in 1999. The Company had revenues of $271 in 2000 compared to $25 in 1999. The Company had a loss of ($102) in 2000 compared to a loss of ($1,107) in 1999. The loss per share was nominal in the period in both 2000 and 1999. The Company will continue to have losses until adequate income can be achieved to meet expenses. While the Company is seeking capital sources for investment, there is no assurance that sources can be found.


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

Date: February 8, 2001

                                              MIND2MARKET, INC.


                                              /s/ CHARLES R. POWELL
                                              -----------------------------
                                              CHARLES R. POWELL, President