Form 10QSB/A
period 2000-06-30
MIND2MARKET INC
filed 2001-02-12
CIK 1076044

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
                                                                         ===============           =============



                             SEE ACCOMPANYING NOTES



                                                        Mind2Market, Inc.
                                                  (A Development Stage Company)
                                                Unaudited Statement of Operations


                                                                                                                  Period from
                                                                                                                  February 15, 1996
                                          Six Months Ending June 30            Three Months Ending June 30        (Inception) to
                                           2000                1999              2000               1999          June 30, 2000

REVENUES

Sales                                          $ 284                 $ -              $ 13                $ -           $3,451
                                      ---------------     ---------------   ---------------    ---------------    ---------------
TOTAL REVENUES                                   284                   -                13                  -           $3,451

COST OF GOODS SOLD

Cost of Sales                                      -                   -                 -                                   -
                                      ---------------     ---------------   ---------------    ---------------    ---------------
TOTAL COST OF GOODS SOLD                           -                   -                 -                  -                -

Gross Profit                                     284                   -                13                  -                -

OPERATING COSTS

Administrative & Overhead                     16,756              17,252            16,655             16,121                -
                                      ---------------     ---------------   ---------------    ---------------    ---------------
TOTAL OPERATING COSTS                         16,756              17,252            16,655             16,121                -

OTHER INCOME (EXPENSE)

Interest Income                                                       25                                                     -
Interest Expense                                (271)                  -                 -                                   -
                                      ---------------     ---------------   ---------------    ---------------    ----------------
TOTAL OTHER INCOME (EXPENSE)                    (271)                 25                 -                  -          369,146

NET INCOME (LOSS)                          $ (16,743)          $ (17,227)        $ (16,642)         $ (16,121)       ($365,694)
                                      ===============     ===============   ===============    ===============    ================

Net Loss per Share                             (0.01)              (0.01)            (0.01)             (0.01)          ($0.15)

Weighted Average Common Shares             3,381,600           3,226,600         3,381,600          3,226,600        3,381,600


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR SIX MONTHS ENDING JUNE 30, 2000 COMPARED TO SAME PERIOD IN 1999

The Company has experienced $16,756 in expenses for the six month period in 2000 compared to $17,252 in 1999. The Company had revenues of $284 in 2000 compared to $25 in 1999. The Company had a loss of ($16,743) in 2000 compared to a loss of $17,227 in 1999. The Company had a loss per share in the period of ($.01) in 2000 and ($.01) in 1999. The Company will continue to have losses until adequate income can be achieved to meet expenses. While the Company is seeking capital sources for investment, there is no assurance that sources can be found.

RESULT OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2000 COMPARED TO SAME QUARTER IN 1999.

The Company had $16,655 in expenses in the quarter in 2000 compared to $16,121 in the quarter in 1999. The Company had revenues of $13 and none in the quarter in 2000 and 1999 respectivley. The net loss was ($16,642) in the quarter in 2000 and ($16,121) in the quarter in 1999. The loss per share was less than ($.01) in the quarter in 2000 and 1999.


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