Form 10QSB/A
period 2000-09-30
MIND2MARKET INC
filed 2001-02-12
CIK 1076044

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


                                                                         Nine Months Ending        Year Ending
                                                                         September 30, 2000        December 31, 1999
ASSETS

Current Assets
Cash                                                                              $ 331                 $ 1,336
Accounts Receivable                                                                   -                       -
Inventories                                                                      19,912                  17,807
Related Party Receivable
                                                                         ---------------           -------------
Total Current Assets                                                             20,243                  19,143

Property, Plant & Equipment
Property, Plant & Equipment                                                      42,801                  41,270
Less Accumulated Depreciation                                                   (19,016)                (14,877)
                                                                         ---------------           -------------
Net Property, Plant & Equipment                                                  23,785                  26,393

Other Assets
Prepaid loan costs                                                               50,000                  50,000
Manufacturing and marketing rights                                              318,134                 312,500
Less accumulated amortization                                                   (87,426)                (76,265)

                                                                         ---------------           -------------
Total Other Assets                                                              280,708                 286,235

                                                                         ---------------           -------------
TOTAL ASSETS                                                                  $ 324,736               $ 331,771
                                                                         ===============           =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable                                                              $ 314,456                $ 11,700
Accrued salaries                                                               $ 39,569                  10,569
Payroll taxes payable                                                             3,552                   3,552
Loan from stockholder                                                                 -                       -
                                                                         ---------------           -------------
Total Current Liabilities                                                       357,577                  25,821

Long Term Liabilities
Stockholder Loans                                                                50,000                 130,947
                                                                         ---------------           -------------
Total Long Term Liabilities                                                      50,000                 130,947

Stockholders' Equity
Preferred stock: authorized 5,000,000 shares $0.10 par value;
     none issued
Common stock: authorized 50,000,000 shares  $0.0001 par value
      3,381,600 issued at December 31, 1999 and
      27,818,123 at September 30, 2000                                            2,782                     338
Paid in Capital                                                                 614,241                 523,615
Retained Earnings (Deficit)                                                    (699,864)               (348,950)
                                                                         ---------------           -------------
Total Stockholders' Equity                                                      (82,841)                175,003

                                                                         ---------------           -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 324,736               $ 331,771
                                                                         ===============           =============




                             SEE ACCOMPANYING NOTES



                                                Mind2Market, Inc.
                                          (A Development Stage Company)
                                        Unaudited Statement of Operations


                                             Nine Months Ending September 30       Three Months Ending September 30
                                                 2000              1999                2000              1999
REVENUES
Sales                                                $ 284              $ -                  $ -              $ -
                                             --------------    -------------       --------------    -------------
TOTAL REVENUES                                         284                -                    -                -

COST OF GOODS SOLD
Cost of Sales                                            -                -                    -
                                             --------------    -------------       --------------    -------------
TOTAL COST OF GOODS SOLD                                 -                -                    -                -

Gross Profit                                           284                -                    -                -

OPERATING COSTS
Administrative & Overhead                          350,926           22,525              334,170            5,272
                                             --------------    -------------       --------------    -------------
TOTAL OPERATING COSTS                              350,926           22,525              334,170            5,272

OTHER INCOME (EXPENSE)
Interest Income                                                          25
Interest Expense                                      (271)               -                    -
                                             --------------    -------------       --------------    -------------
TOTAL OTHER INCOME (EXPENSE)                          (271)              25                    -                -

NET INCOME (LOSS)                               $ (350,913)       $ (22,500)          $ (334,170)        $ (5,272)
                                             ==============    =============       ==============    =============

Net Loss per Share                                   (0.02)           (0.01)               (0.02)           (0.00)
Weighted Average Common Shares                   7,325,187        3,226,600           15,599,862        3,226,600




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

Subsequent to the divestiture, the Company issued 1,000,000 shares each to Charles Powell and Ray Williams for cash of $1,000 each, and changed its name to Mind2Market, Inc. The Company intends to manufacture, market, and distribute two products known as Aerosearch and Aerolink, which are visual distress signal products and will be marketed principally to the offshore and marine markets while the Company is in the development stage.

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


Effective May 15, 1997, the Company and Radarfind entered into an agreement which ultimately transferred the patent rights for the products referred to above from Radarfind to Mind2Market, Inc. The Company assumed the obligation to pay the royalties of $150,000 ($1.00 per unit sold). Effective on May 15, 1997, the Company issued 250,000 shares of its common stock to be held in escrow for the benefit of Radarfind's shareholders other than Mr. Powell and Mr. Mears. The 250,000 shares were recorded as additional cost of the manufacturing and marketing rights in the amount of $125,000 ($.50 per share, which was the price of shares issued for cash during the period). In addition to the royalties to be paid to Radarfind, the Company will pay to Mr. Mears a royalty of $.25 per unit for the duration of the patents.

Change of Control


The Company recently changed controlling interest in conjunction with the acquisition of a technology license from Global Network Media, Inc. (GNM) through issuance of 23,740,000 restricted shares of common stock pursuant to an exemption under Section 4(2) of the Securities Act of 1933. GNM had acquired from James R. Clark the exlcusive use and licensing rights to certain technology that has the capability for distribution of copy-protected information over the Internet. M2M has acquired the exclusive rights to use and license to others the technology, described in three pending patents, covering three related systems. They are the Kopy-protected Internet Distribution System (KIDS), the Personal Computer Secured Internet Device (PCSID), and the Secured Internet Media Player
(SIMP). The new management intends to develop M2M into a service company that will enable vendors to copyrighted or patented digital data to market their products over the Internet with proper controls and accountability. M2M's main revenue stream would be from the transaction fees charged when the copyrighted digital media is purchased.

New Management was appointed: James R. Clark as CEO and Director and Charles Jacobsen as a Director and secretary. The newly acquired license represents a change in basic business focus of the Company.

The Acquired Technology

The acquired technology application had no determinable value which would be allowable under GAAP, because it was a license for a specific application of a patent for which the implementation software had yet to be developed. Since there was no "predecessor basis" for the license and only a nominal cost for the patent consisting of $10,000, approximately, in legal fees for the patent application. There was no cost to capitalize. Since there is no "predecessor basis," par value was the determining factor in valuation under GAAP since the transaction was with a person or entity who became a "related party" or "affiliate" by virtue of the share transaction. There were no predecessor operations of Global Network Media, the grantor of the license. At the time of the license grant, the shares of the Company had no determinable market value and no quoted market price.



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


NOTE D - MANAGEMENT'S PLANS:
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred a net losses from February 15, 1996 (inception) to September 30, 2000 and incurred a loss of $99,858 for the year ended December 31, 1999. The Company has a working capital deficiency at September 30, 2000 of $337,334. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO SAME PERIOD IN 1999


     The Company had no revenues for the quarter ended September 30, 2000 and none in the same quarter in 1999. The Company incurred significantly increased expenses in the third quarter in 2000 due to the acquisition of technology and the commencement of efforts to develop and commercialize the technology. The Company incurred $334,170 in expenses in the quarter in 2000 compared to $5,272 in expenses in the quarter in 1999. The increase in expenses of $330,000 was as a result of expenses incurred for the development of a business plan, design of technology process implementation, consulting relating to the prior items, and general and administrative costs of commencing the new business venture. There was no write off of "in-process research and development" of the acquired technology application. The loss on operations was ($334,170) and ($5,272) in the quarter in 2000 and 1999 respectively. The loss per share was ($.02) in the quarter in 2000 compared to less than ($.01) in the quarter in 1999.


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

STATUS OF PROJECT


     The Company is not carrying on research and development projects at this time, nor are any anticipated. The Company has negotiated an agreement with UNIFO, Inc. to develop and implement the technology application which forms the basis for the Company's new business venture.

                           PART II - OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

                  None

ITEM 2.           CHANGES IN SECURITIES

                    In August, 2000, the Company issued 696,523 common shares to
                    C. Ronald Powell and Ray Williams to settle loans totalling $90,626.


                    The Company recently changed controlling interest in conjunction with the acquisition of technology from Global Network Media, Inc. (GNM) through issuance of 23,740,000 restricted shares of common stock pursuant to an exemption under Section 4(2) of the Securities Act of 1933. GNM had acquired from James R. Clark the exclusive use and licensing rights to certain technology that has the capability for distribution of copy-protected information over the Internet. M2M has acquired the exclusive rights to use and license to others the technology, described in three pending patents, covering three related systems. They are the Kopy-protected Internet Distribution System (KIDS), the Personal Computer Secured Internet Device (PCSID), and the Secured Internet Media Player (SIMP). The new management intends of develop M2M into a service company that will enable vendors to copyrighted or patented digital data to market their products over the Internet with proper controls and accountability. M2M's main revenue stream would be from the transaction fees charged when the copyrighted digital media is purchased.



ITEM 3.           DEFAULT UPON SENIOR SECURITIES

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.           OTHER INFORMATION



                    As a new business direction and endeavor on August 19, 2000, the Company has entered into an Agreement to acquire certain technology licenses from Global Network Media, Inc. The inventions and associated technology are secured by pending patents. This technology provides an innovative process for controlling and paying for the distribution and use of copyrighted material, such as music, over the Internet. The process protects the copyrighted nature of the material from unauthorized digital copying or distribution. It also provides an accounting system that assures all parties that have an interest in the copyrighted media, its sale and distribution are appropriately compensated. Further, the technology provides the capability to securely distribute any digital or digitized information. Included is the ability to distribute proprietary and/or copyrighted intellectual property over the Internet while prohibiting unauthorized use or copying by unauthorized users. The data cannot be copied to and used on any device other than the one to which it was transmitted. This technology can also be used in conjunction with a Secured Internet Media (SIM) Player, a proprietary technology for reading and playing the secured data. The Company has secured the exclusive development, manufacturing and licensing rights for this system based on techniques described in and protected by the four pending patents owned by James R. Clark.


                    The short-term goal of the Company is to set up the required technology and sell the service to recording artists and recording companies that are concerned about the revenue loss and pirating occurring with the use of current technology on the Internet. Mind2Market can provide a complete solution for these vendors that provides a Secured Internet Device Number (SIDN), authentication service and a secured purchase center for customers desiring the digital media. Mind2Market's system can then be immediately put in place with revenues generated from the sale of music and other digital data through downloading to existing PCs. Individual artists and smaller recording companies will also be capable of using the system for enhancing their marketing efforts. This will provide a cost effective way to market products to their own smaller, customer base.

                    A long-term  goal of the company is to expand the service to
                    include  video,   books,   and  other  digital  media  while
                    addressing the same copyright protection issues.


                    The company plans to open new offices for its headquarters in the Denver, Colorado area in the near future.

                    While the emphasis of the business will be aimed at the development and implementation of the Internet distribution services based on the newly acquired technology, funds will be budgeted and employed for development of products based on the emergency beacon technology. Since the development of the initial beacon product is essentially complete, approximately $100,000 will be allocated for marketing and initial manufacturing to fulfill orders as they come in.


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


                    RISKS OF PROJECT

                    In the event that the development of the technology application and implementation is delayed, the effect could be catastrophic to the Company's business plan, because other competitors might establish market acceptance so strongly that it would effectively lock out the Company's entry into the market.

                    To date, the UNIFO development and implementation of the technology application has remained on schedule with no material variation from goals. Failure to achieve goals in development or implementation of the technology application will materially and adversely impact the Company's ability to attempt market acceptance and penetration in a timely manner, which could allow competitors to substantially or partially establish superior market position and possible dominance.


                    This type of adverse event would also materially and adversely affect the investors possibility of return on investment, return of investment, future operating results, and financial condition, and repeated delays or failures could easily cause the Company to fail entirely. If the Company is unable to raise enough capital to complete its development and implementation of its technology application, it could also cause the Company's inability to complete a marketable servce from which to ever achieve revenues.

                                Mind2Market, Inc.
                              Operating Budget 2001


ADMINISTRATION EXPENSE

 SALARIES

 CONSULTANTS                                                          $ 573,000
 General Administration Expenses                                      $ 133,000
 FACILITIES                                                           $ 139,000
TOTAL ADMINISTRATION EXPENSES                                         $ 127,000
                                                                  --------------
                                                                      $ 972,000
                                                                  --------------
MARKETING AND PUBLIC RELATIONS EXPENSE
 ADVERTISING
 SALARIES & CONTRACTORS                                               $ 788,000
 GENERAL MARKETING EXPENSES                                           $ 643,000
TOTAL MARKETING EXPENSES                                              $ 286,000
                                                                  --------------
                                                                     $1,717,000
                                                                  --------------
DEVELOPMENT, IMPLEMENTATION AND PRODUCTION EXPENSE
 Software Development & Implementation
 Hardware: Internet & Production                                     $1,900,000
 Patent Development/Protection                                        $ 280,000
 TOTAL Capital Cost                                                    $ 90,000
                                                                  --------------
                                                                     $2,270,000
                                                                  --------------
 Salaries - Implementation Administration
 Production Labor Cost                                                $ 320,000
 Equipment Lease                                                     $1,471,000
 MISC. - Production Expenses                                            283,000
 TOTAL DEVELOPMENT AND IMPLEMENTATION EXPENSES                        $ 121,000
                                                                  --------------
                                                                     $2,195,000
                                                                  --------------
TOTAL OPERATING EXPENSES                                             $7,154,000
                                                                  --------------


                    This budget is an estimate, and management may reallocate funds based upon cash availability, and the priority in which business considerations may dictate expenditures.

                    It is anticipated that an additional $7,154,000 capital will be needed to finance operations for 2001 under the budget set forth above. Without accounting for any revenues, management estimates that the Company's capital requirements will not exceed $10 Million. This includes the funding needed for the emergency beacon products as well as for the development and implementation of the secure Internet marketing and distribution system. Management intends to raise this capital from private sources, using its shares in private placements.


                    The first implementation of the system will emphasize the use of existing personal computers as the point-of-sale and end distribution. As a result, no additional hardware needs to be acquired by potential customers/consumers in order to use the technology. The technology can be easily used by any person having access to a personal computer and the Internet. A potential customer simply executes a one-time download via the Internet, acquiring the initial software from a company application server which assigns a unique Internet device access number to that device. Upon providing appropriate billing information (i.e. credit card) that particular PC is then given access to the sites containing the copyrighted media; authorized to purchase and download any desired digital media with the appropriate billing performed automatically.

                    A follow-on design is planned that will incorporate special compression technology along with customized chip design that will provide an updated enhanced version of the player, which is faster and provides more storage capability.

                    The approach the Company plans to take on marketing the SIM Player emphasizes the licensing of its manufacture and distribution to existing high tech firms that currently have a presence in the MP3 marketplace. The Company plans to share the associated revenue streams derived from the sale of copyrighted media distributed to the end user via the Internet and SIM Player. This partnering approach minimizes direct competition with established firms but leverages their existing production and distribution capability in return for a share of the revenue from the various income streams. As a result, Mind2Market will have a relatively small investment required for manufacturing equipment.

                    By shifting the bulk of the manufacturing burden to other companies, in return for revenue sharing, the Company intends to concentrate its resources on the development of improvements in the technology and selling derivative products and advertising that can use the SIM Player as an effective medium for penetrating the marketplace.

           Appointment of New Directors and Resignation of Directors

                    Effective May 1, 2000, Ray Williams resigned as an officier and director of the company. Effective at the conclusion of the August 19, 2000 meeting, Jerry Jernigan resigned from the board of the company. Three new Board of Directors were appointed at the August 19, 2000 meeting.

                    James R. Clark was appointed as CEO and Chairman of the Board of the company. He holds a Business Administration degree from Northwest Nazarene University, and is a Microsoft Certified Systems Engineer. Mr. Clark has over 20 years experience in information business technology, including management/ownership, technology development (new products and applications), computer design, manufacturing and marketing, networking design and maintenance, Internet planning and implementation and computer telephony. While serving as a Computer Telephony Engineer for Lucent Technologies, Mr. Clark gained experience in Internet/Intranet application and development.

                    Charles Jacobson was appointed as Corporate Secretary/Treasurer and a member of the Board of Directors in August 2000. He received his B.S. degree in business administration from UCLA. He earned his Certified Public Accountant's license in Colorado and has been in independent practice for the past 30 years specializing in tax and financial services. He holds Series 7 and 63 securities licenses as well as life, health and variable life insurance licenses. He was a founding shareholder and secretary-treasurer of Polaris Resources, Inc., a public natural resources company from 1970-1973. He also has served as a general partner in several real estate ventures and management service ventures.

                    Douglas Deckert has been appointed the M2M Board of Directors effective December 1, 2000. He holds an Associate of Technical Arts degree in Computer Programming and has over 20 years experience in information technology, data communications, computer and network design, and web development. Mr. Deckert is a Computer Systems Software Engineer and has been a Systems Architect, IT Project Manager and Senior Systems Analyst for the State of Washington to implement many information technology projects, such as the Commercial Vehicle Information Systems and Network (CVISN) Project. He is experienced in many operating systems and platforms, including Windows and Windows NT, IBM Mainframe and UNIX. He has also analyzed, designed, and developed many complex programs using a variety of software tools consisting of Visual C++, Visual

                    Basic, SQL Server, Access, TRANSACT, CPL, C, COBOL, FORTRAN, PLI, OS JCL, Cold Fusion, Visual Internet, Dreamweaver, Lotus and Basic. Mr. Deckert has many years of management experience using his technical and organization skills to plan, organize, prioritize, and direct the activities of computer systems analysts and programming teams.


                    Resignation and Appointment of Officers

                    William Boyer has resigned as a Director effective January 31, 2001.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                        Reports on Form 8-K were  made for the  period for which
                  this  report is filed.  None.

                        Exhibits:

                        10.1    Technology Agreement *
                        10.2    Addendum to Technology Transfer Agreement *


                        * Previously filed

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 7, 2001

                                              MIND2MARKET, INC.


                                              /s/ CHARLES R. POWELL
                                              -----------------------------
                                              CHARLES R. POWELL, President