Form 10QSB/A
period 2000-03-31
MIND2MARKET INC
filed 2001-04-06
CIK 1076044

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10QSB/A


                                  AMENDMENT #3


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



 MIND2MARKET, INC
 (A DEVELOPMENT STAGE COMPANY)
 BALANCE SHEETS


                                                                               MARCH 31             DECEMBER 31
                                                                                2000                   1999

 ASSETS

 Current assets:
 Cash                                                                                $ 1,283               $ 1,336
 Inventories                                                                          17,807                17,807
                                                                         -------------------    -------------------
 Total current assets                                                                 19,090                19,143

 Property and equipment:
 Property and equipment                                                               41,270                41,270
 Less accumulated depreciation                                                       (16,946)              (14,877)
                                                                         -------------------    -------------------
 Net property and equipment                                                           24,324                26,393

 Other assets:
 Prepaid loan costs                                                                   50,000                50,000
 Manufacturing and marketing rights and patents                                      312,500               312,500
 Less accumulated amortization                                                       (81,845)              (76,265)
                                                                         -------------------    -------------------
 Total other assets                                                                  280,655               286,235
                                                                         -------------------    -------------------
 Total assets                                                                      $ 324,069             $ 331,771
                                                                         ====================   ===================

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
 Accounts payable                                                                    $ 4,502              $ 11,700
 Accrueds salaries                                                                    10,569                10,569
 Payroll taxes payable                                                                 3,552                 3,552
                                                                         -------------------    -------------------
 Total current liabilities                                                            18,623                25,821

 Long-term liabilities - loans from stockholders                                     138,195               130,947

 Stockholders' equity:

 Preferred stock; authorized 5,000,000 shares $0.10 par value;
          none issued                                                                      -                     -

 Common stock; authorized 50,000,000 shares, $.0001 par value;
          27,818,123 issued at September 30, 2000 and
             3,381,600  issued at December 31, 1999                                      338                   338
 Paid-in-capital                                                                     523,615               523,615
 Retained earnings (deficit)                                                        (356,702)             (348,950)
                                                                         -------------------    -------------------
          Total stockholders' equity                                                 167,251               175,003
                                                                         -------------------    -------------------
 Total liabilities and stockholders' equity                                        $ 324,069             $ 331,771
                                                                         ====================   ===================


 SEE ACCOMPANYING NOTES


 MIND2MARKET, INC.
 (A DEVELOPMENT STAGE COMPANY)
 UNAUDITED STATEMENTS OF OPERATIONS


                                                                                                   Period from
                                                                   Three months                 February 15, 1996
                                                                      Ended                       (Inception) to
                                                            3/31/00           3/31/99                3/31/00
                                                            -------------------------          -------------------

 Revenues - other                                               $ -              $ 25                $ 3,438

 Cost of sales                                                    -                 -                      -
                                                     ---------------  ----------------    -------------------
 Gross profit                                                     -                25                  3,438

 Operating costs:

 Administrative costs                                         7,752             8,761                360,140
                                                     ---------------  ----------------    -------------------
 Net loss                                                  $ (7,752)         $ (8,736)            $ (356,702)
                                                     ===============  ================    ===================

 Net loss per share                                         $ (0.00)          $ (0.00)               $ (0.15)
                                                     ===============  ================    ===================

 Weighted average shares outstanding                      3,006,600         2,976,600              2,404,912
                                                     ===============  ================    ===================



SEE ACCOMPANYING NOTES


 MIND2MARKET, INC.
 (A DEVELOPMENT STAGE COMPANY)
 UNAUDITED STATEMENTS OF CASH FLOWS                                                                            Period from
                                                                                          Three months         February 15, 1996
                                                                                             Ended             (Inception) to

                                                                              3/31/00             3/31/99              3/31/00
                                                                              -------             -------      ----------------

 Net (Loss)                                                                  $ (7,752)           $ (8,736)          $ (356,702)
 Adjustments to reconcile net loss to cash
      used in operations:
 Depreciation                                                                   2,070               2,049               16,946
 Amortization                                                                   5,580               5,580               81,845
 Common stock issued for services                                                                                       55,390
 (Increase) decrease in current assets                                              1                   1              (17,807)
 Increase (decrease) in current liabilities                                    (7,200)             (1,161)              18,620
                                                                      ----------------  ------------------    -----------------
 Net cash used in operating activities                                         (7,301)             (2,267)            (201,708)

 Cash flows from investing activities:
 Purchase of property and equipment                                                 -                   -              (41,270)
                                                                      ----------------  ------------------    -----------------
 Net cash used in investing activities                                              -                   -              (41,270)

 Cash flows from financing activities
 Common stock issued for cash                                                                           -              106,066
 Loans from stockholders                                                        7,248              (4,746)             138,195
                                                                      ----------------  ------------------    -----------------
 Cash provided by (used in) financing activities                                7,248              (4,746)             244,261
                                                                      ----------------  ------------------    -----------------
 Net (decrease) increase in cash                                                  (53)             (7,013)               1,283

 Cash, beginning of period                                                      1,336               8,349                    -
                                                                      ----------------  ------------------    -----------------
 Cash, end of period                                                          $ 1,283             $ 1,336              $ 1,283
                                                                      ================  ==================    =================

 Supplemental cash flow information:

 Common stock issued for patent rights                                                                               $ 125,000
                                                                                                              =================

 Spinoff from Nelx, Inc.                                                                                             $ 187,500
                                                                                                              =================

 Common stock issued for services                                                                                     $ 55,390
                                                                                                              =================

 Common stock issued as consideration for loans                                                                       $ 50,000
                                                                                                              =================


 SEE ACCOMPANYING NOTES


 MIND2MARKET, INC
 (A development stage company)
 UNAUDITED STATEMENT OF STOCKHOLDERS' EQUITY
 FOR THE PERIOD FROM DECEMBER 31, 1998 TO MARCH 31, 2000


                                                                                        Additional
                                                        Common Stock                       Paid-in             Accumulated
                                                Shares                Amount               Capital               Deficit
                                            -------------------   --------------    ----------------    --------------------

 Balance, January 1, 1999                            3,226,600            $ 323           $ 457,392              $ (249,092)

 Stock issued for services                             125,000               13              51,226                       -

 Stock issued for cash                                  30,000                3              14,997                       -

 Net loss for year                                           -                -                   -                 (99,858)
                                            -------------------   --------------    ----------------    --------------------
 Balance, December 31, 1999                          3,381,600              339             523,615                (348,950)

 Net loss for period                                                                                                 (7,752)
                                            -------------------   --------------    ----------------    --------------------
 Balance, end of period                              3,381,600            $ 339           $ 523,615              $ (356,702)
                                            ===================   ==============    ================    ====================


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

                                Mind2Market, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2000


NOTE B - LOANS FROM STOCKHOLDERS:
---------------------------------
Loans from stockholders consist of the following:


                                                                       MARCH 31,   DECEMBER 31,
                                                                        2000           1999
                                                                   --------------- --------------

Loans from principal stockholders, unsecured,
non-interest bearing,
      payable at maturity, January                                        $88,195       $ 80,947
1, 2002

Loans from other stockholders, unsecured, non-interest
bearing,
     payable at a rate based on the units of product
sold (see below)                                                           50,000         50,000
                                                                   --------------- --------------

                                                                         $138,195       $130,947
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR FIRST QUARTER 2000 AS COMPARED TO FIRST QUARTER 1999


The Company has experienced $7752 in expenses, including interest, for the three month period in 2000 compared to $8,761 in 1999. The Company had revenues of $0 in 2000 compared to $25 in 1999. The Company had a loss of ($7752) in 2000 compared to a loss of ($8,736) in 1999. The loss per share was nominal in the period in both 2000 and 1999. The Company will continue to have losses until adequate income can be achieved to meet expenses. While the Company is seeking capital sources for investment, there is no assurance that sources can be found.


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

Date: March 16, 2001

                                              MIND2MARKET, INC.


                                              /s/ CHARLES R. POWELL
                                              -----------------------------
                                              CHARLES R. POWELL, President