Form 10QSB/A
period 2000-06-30
MIND2MARKET INC
filed 2001-04-06
CIK 1076044

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


 MIND2MARKET, INC
 (A DEVELOPMENT STAGE COMPANY)
 BALANCE SHEETS


                                                                                         JUNE 30                DECEMBER 31,
                                                                                          2000                     1999
                                                                                        ---------               ------------
 ASSETS

 Current assets:
 Cash                                                                                             $ 262                 $ 1,336
 Inventories                                                                                     19,912                  17,807
                                                                                 -----------------------    --------------------
 Total current assets                                                                            20,174                  19,143

 Property and equipment:
 Property and equipment                                                                          42,801                  41,270
 Less accumulated depreciation                                                                  (19,016)                (14,877)
                                                                                 -----------------------    --------------------
 Net property and equipment                                                                      23,785                  26,393

 Other assets:
 Prepaid loan costs                                                                              50,000                  50,000
 Manufacturing and marketing rights and patents                                                 315,760                 312,500
 Less accumulated amortization                                                                  (87,426)                (76,265)
                                                                                 -----------------------    --------------------
 Total other assets                                                                             278,334                 286,235
                                                                                 -----------------------    --------------------
 Total assets                                                                                 $ 322,293               $ 331,771
                                                                                 =======================    ====================

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
 Accounts payable                                                                               $ 8,217                $ 11,700
 Accrueds salaries                                                                               10,569                  10,569
 Payroll taxes payable                                                                            3,552                   3,552
                                                                                 -----------------------    --------------------
 Total current liabilities                                                                       22,339                  25,821

 Long-term liabilities - loans from stockholders                                                141,695                 130,947

 Stockholders' equity:

 Preferred stock; authorized 5,000,000 shares $0.10 par value;
           none issued                                                                                -                       -

 Common stock; authorized 50,000,000 shares, $.0001 par value;
           27,818,123 issued at September 30, 2000 and
                3,381,600  issued at December 31, 1999                                              338                     338
 Paid-in-capital                                                                                523,615                 523,615
 Retained earnings (deficit)                                                                   (365,693)               (348,950)
                                                                                 -----------------------    --------------------
           Total stockholders' equity                                                           158,260                 175,003
                                                                                 -----------------------    --------------------
 Total liabilities and stockholders' equity                                                   $ 322,293               $ 331,771
                                                                                 =======================    ====================



 SEE ACCOMPANYING NOTES


 MIND2MARKET, INC.
 (A DEVELOPMENT STAGE COMPANY)
 UNAUDITED STATEMENTS OF OPERATIONS

                                                                                                                   Period from
                                                              Six months                       Three months        February 15, 1996
                                                                Ended                              Ended           (Inception) to

                                                         6/30/00        6/30/99         6/30/00            6/30/99          6/30/00
                                                    -------------  -------------  --------------    ---------------   --------------
 Revenues - other                                          $ 284           $ 25            $ 13                $ -          $ 3,451

 Cost of sales                                                 -              -               -                  -                -
                                                    -------------  -------------  --------------    ---------------   --------------
 Gross profit                                                284             25              13                  -            3,451

 Operating costs:

 Administrative costs                                     17,027         17,253           9,004              8,491          369,144
                                                    -------------  -------------  --------------    ---------------   --------------
 Net loss                                              $ (16,743)     $ (17,228)       $ (8,991)          $ (8,491)      $ (365,693)
                                                    =============  =============  ==============    ===============   ==============

 Net loss per share                                      $ (0.01)       $ (0.01)        $ (0.00)           $ (0.00)         $ (0.15)
                                                    =============  =============  ==============    ===============   ==============

 Weighted average shares outstanding                   3,131,600      3,030,523       3,131,600          2,986,600        2,446,320
                                                    =============  =============  ==============    ===============   ==============


 SEE ACCOMPANYING NOTES


                             SEE ACCOMPANYING NOTES


 MIND2MARKET, INC.
 (A DEVELOPMENT STAGE COMPANY)
 UNAUDITED STATEMENTS OF CASH FLOWS

                                                                                                                   Period from
                                                                 Six months                    Three months        February 15, 1996
                                                                   Ended                       Ended               (Inception) to

                                                            6/30/00        6/30/99         6/30/00        6/30/99       6/30/00
                                                      --------------  -------------    ------------   ------------   --------------

 Net (Loss)                                               $ (16,743)     $ (17,228)       $ (8,991)      $ (8,491)      $ (365,693)
 Adjustments to reconcile net loss to cash
      used in operations:
 Depreciation                                                11,161         11,161           2,070          2,058           19,016
 Amortization                                                 4,140          4,108           5,580          5,580           87,426
 Common stock issued for services                                                                                           55,390
 (Increase) in current assets                                (2,104)        (3,000)         (2,104)        (3,000)         (19,912)
 (ncrease) in manufacturing and marketing rights             (3,260)             -          (3,260)             -           (3,260)
 Increase (decrease) in current liabilities                  (3,484)       (29,554)          3,716        (28,392)          22,337
                                                      --------------  -------------    ------------   ------------   --------------
 Net cash used in operating activities                      (10,290)       (34,513)         (2,989)       (32,245)        (204,696)

 Cash flows from investing activities:
 Purchase of property and equipment                          (1,531)          (380)         (1,531)          (380)         (42,801)
                                                      --------------  -------------    ------------   ------------   --------------
 Net cash used in investing activities                       (1,531)          (380)         (1,531)          (380)         (42,801)

 Cash flows from financing activities
 Common stock issued for cash                                               15,000                         15,000          106,066
 Loans from stockholders                                     10,747         13,502           3,500         13,500          141,693
                                                      --------------  -------------    ------------   ------------   --------------
 Cash provided by (used in) financing activities             10,747         28,502           3,500         28,500          247,759
                                                      --------------  -------------    ------------   ------------   --------------
 Net (decrease) increase in cash                             (1,074)        (6,391)         (1,020)        (4,125)             262

 Cash, beginning of period                                    1,336          8,349           1,282          6,083                -
                                                      --------------  -------------    ------------   ------------   --------------
 Cash, end of period                                          $ 262        $ 1,958           $ 262        $ 1,958            $ 262
                                                      ==============  =============    ============   ============   ==============

 Supplemental cash flow information:

 Common stock issued for patent rights                                                                                   $ 125,000
                                                                                                                    ==============
 Spinoff from Nelx, Inc.                                                                                                 $ 187,500
                                                                                                                    ==============
 Common stock issued for services                                                                                         $ 55,390
                                                                                                                    ==============
 Common stock issued as consideration for loans                                                                           $ 50,000
                                                                                                                    ==============


                             SEE ACCOMPANYING NOTES


 MIND2MARKET, INC
 (A development stage company)
 UNAUDITED STATEMENT OF STOCKHOLDERS' EQUITY
 FOR THE PERIOD FROM DECEMBER 31, 1998 TO JUNE 30, 2000


                                                                       Additional
                                              Common Stock               Paid-in         Accumulated
                                        Shares            Amount         Capital           Deficit
                                     ---------------   ------------   -------------   -----------------

 Balance, January 1, 1999                 3,226,600          $ 323       $ 457,392          $ (249,092)

 Stock issued for services                  125,000             13          51,226                   -

 Stock issued for cash                       30,000              3          14,997                   -

 Net loss for year                                -              -               -             (99,858)
                                     ---------------   ------------   -------------   -----------------
 Balance, December 31, 1999               3,381,600            339         523,615            (348,950)

 Net loss for period                                                                           (16,743)
                                     ---------------   ------------   -------------   -----------------
 Balance, end of period                   3,381,600          $ 339       $ 523,615          $ (365,693)
                                     ===============   ============   =============   =================


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

                                Mind2Market, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2000


NOTE B - LOANS FROM STOCKHOLDERS:
---------------------------------
Loans from stockholders consist of the following:


                                                                       JUNE 30,    DECEMBER 31,
                                                                        2000           1999
                                                                   --------------- --------------

Loans from principal stockholders, unsecured,
non-interest bearing,
      payable at maturity, January                                        $91,695       $ 80,947
1, 2002

Loans from other stockholders, unsecured, non-interest
bearing,
     payable at a rate based on the units of product
sold (see below)                                                           50,000         50,000
                                                                   --------------- --------------

                                                                         $141,695       $130,947
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR SIX MONTHS ENDING JUNE 30, 2000 COMPARED TO SAME PERIOD IN 1999

The Company has experienced $17,027 in expenses for the six month period in 2000 compared to $17,253 in 1999. The Company had revenues of $284 in 2000 compared to $25 in 1999. The Company had a loss of ($16,743) in 2000 compared to a loss of $17,228 in 1999. The Company had a loss per share in the period of ($.01) in 2000 and ($.01) in 1999. The Company will continue to have losses until adequate income can be achieved to meet expenses. While the Company is seeking capital sources for investment, there is no assurance that sources can be found.

RESULT OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2000 COMPARED TO SAME QUARTER IN 1999.

The Company had $9,004 in expenses in the quarter in 2000 compared to $8,491 in the quarter in 1999. The Company had revenues of $13 and none in the quarter in 2000 and 1999 respectivley. The net loss was ($8,491) in the quarter in 2000 and ($8,491) in the quarter in 1999. The loss per share was less than ($.01) in the quarter in 2000 and 1999.


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