Form 10QSB/A
period 2000-09-30
MIND2MARKET INC
filed 2001-04-06
CIK 1076044

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


 MIND2MARKET, INC
 (A DEVELOPMENT STAGE COMPANY)
 BALANCE SHEETS


                                                                     SEPTEMBER 30,                DECEMBER 31,
                                                                         2000                        1999

 ASSETS

 Current assets:
 Cash                                                                             $ 331                    $ 1,336
 Inventories                                                                     19,912                     17,807
                                                                  ----------------------     ---------------------
 Total current assets                                                            20,243                     19,143

 Property and equipment:
 Property and equipment                                                          42,801                     41,270
 Less accumulated depreciation                                                  (21,086)                   (14,877)
                                                                  ----------------------     ---------------------
 Net property and equipment                                                      21,715                     26,393
                                                                  ----------------------     ---------------------
 Other assets:
 Prepaid loan costs                                                              50,000                     50,000
 Manufacturing and marketing rights and patents                                 318,134                    312,500
 Less accumulated amortization                                                  (93,023)                   (76,265)
                                                                  ----------------------     ---------------------
 Total other assets                                                             275,111                    286,235

 Total assets                                                                 $ 317,069                  $ 331,771
                                                                  ======================     ======================
 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
 Accounts payable                                                             $ 314,456                   $ 11,700
 Accrueds salaries                                                               39,569                     10,569
 Payroll taxes payable                                                            5,770                      3,552
                                                                  ----------------------     ---------------------
 Total current liabilities                                                      359,795                     25,821

 Long-term liabilities - loans from stockholders                                 50,000                    130,947

 Stockholders' equity:

 Preferred stock; authorized 5,000,000 shares $0.10 par value;
            none issued                                                               -                          -

 Common stock; authorized 50,000,000 shares, $.0001 par value;
            27,818,123 issued at September 30, 2000 and
                  3,381,600  issued at December 31, 1999                          2,782                        338
 Paid-in-capital                                                                614,241                    523,615
 Retained earnings (deficit)                                                   (709,749)                  (348,950)
                                                                  ----------------------     ---------------------
            Total stockholders' equity                                          (92,726)                   175,003
                                                                  ----------------------     ---------------------
 Total liabilities and stockholders' equity                                   $ 317,069                  $ 331,771
                                                                  ======================     ======================




                             SEE ACCOMPANYING NOTES


 MIND2MARKET, INC.
 (A DEVELOPMENT STAGE COMPANY)
 UNAUDITED STATEMENTS OF OPERATIONS


                                                                                                              Period from
                                                    Nine months                    Three months           February 15, 1996
                                                       Ended                          Ended               (Inception) to

                                             9/30/00         9/30/99       9/30/00          9/30/99                       9/30/00
                                        -------------   -------------  --------------  ---------------     -----------------------

 Revenues - other                                 13              25             -                -                         3,451

 Cost of sales                                     -               -             -                -                             -
                                        -------------   -------------  ---------------  --------------     -----------------------
 Gross profit                                     13              25             -                -                         3,451

 Operating costs:

 Administrative costs                        360,812          30,159       344,056           12,907                       713,200

 Net loss                                   (360,799)        (30,134)     (344,056)         (12,907)                     (709,749)
                                        -------------   -------------  ----------------  -------------     -----------------------

 Net loss per share                               (0)             (0)           (0)              (0)                           (0)
                                        =============   =============  ================  =============     =======================

 Weighted average shares outstanding       6,788,160       4,509,900    14,021,790        3,006,600                     3,076,837
                                        =============   =============  ================  =============     =======================





                             SEE ACCOMPANYING NOTES


MIND2MARKET, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENTS OF CASH FLOWS

                                                                                                                      Period from
                                                                    Nine months                    Three months    February 15, 1996
                                                                      Ended                          Ended           (Inception) to

                                                                9/30/00       9/30/99        9/30/00      9/30/99        9/30/00
                                                         ---------------  ------------   ------------  -----------    --------------

Net (Loss)                                                   $ (360,799)    $ (30,134)    $ (344,056)   $ (12,907)       $ (709,749)
Adjustments to reconcile net loss to cash
     used in operations:
Depreciation                                                      6,210         6,162          2,070        2,054            21,086
Amortization                                                     16,758        16,741          5,596        5,580            93,023
Common stock issued for services                                                                                             55,390
(Increase) decrease in current assets                            (2,104)       (3,000)             -        4,500           (19,912)
(ncrease)in manufacturing and marketing rights                   (3,260)            -              -            -            (3,260)
Increase (decrease) in current liabilities                      333,974       (25,053)       337,459            -           359,795
                                                         ---------------  ------------   ------------  -----------    --------------
Net cash used in operating activities                            (9,221)      (35,284)         1,069         (773)         (203,627)

Cash flows from investing activities:
Purchase of property and equipment                               (1,531)         (380)             -            -           (42,801)
                                                         ---------------  ------------   ------------  -----------    --------------
Net cash used in investing activities                            (1,531)         (380)             -            -           (42,801)

Cash flows from financing activities
Common stock issued for cash                                                   15,000                                       106,066
Loans from stockholders                                           9,747        14,200         (1,000)         700           140,693
                                                         ---------------  ------------   ------------  -----------    --------------
Cash provided by (used in) financing activities                   9,747        29,200         (1,000)         700           246,759
                                                         ---------------  ------------   ------------  -----------    --------------
Net (decrease) increase in cash                                  (1,005)       (6,464)            69          (73)              331

Cash, beginning of period                                         1,336         8,349            262        1,958                 -
                                                         ---------------  ------------   ------------  -----------    --------------
Cash, end of period                                               $ 331       $ 1,885          $ 331      $ 1,885             $ 331
                                                         ===============  ============   ============  ===========    ==============

Supplemental cash flow information:

Common stock issued to settle stockholder loans                $ 90,695                     $ 90,695                       $ 90,695
                                                         ===============                 ============                 ==============

Common stock issued for patent rights                           $ 2,374                      $ 2,374                      $ 127,374
                                                         ===============                 ============                 ==============

Spinoff from Nelx, Inc.                                                                                                   $ 187,500
                                                                                                                      ==============
Common stock issued for services                                                                                          $  55,390
                                                                                                                      ==============
Common stock issued as consideration for loans                                                                            $  50,000
                                                                                                                      ==============





                             SEE ACCOMPANYING NOTES


 MIND2MARKET, INC
 (A development stage company)
 UNAUDITED STATEMENT OF STOCKHOLDERS' EQUITY
 FOR THE PERIOD FROM DECEMBER 31, 1998 TO SEPTEMBER 30, 2000


                                                              Additional
                                      Common Stock            Paid-in       Accumulated
                                 Shares         Amount        Capital         Deficit
                                --------       --------       ----------    -----------

 Balance, January 1, 1999          3,226,600       $ 323     $ 457,392        $ (249,092)

 Stock issued for services           125,000          13        51,226                 -

 Stock issued for cash                30,000           3        14,997                 -

 Net loss for year                         -           -             -           (99,858)
                                -------------  ----------   -----------   ---------------
 Balance, December 31, 1999        3,381,600         339       523,615          (348,950)

 Stock issued to settle loans        696,523          70        90,626                 -

 Stock issued to acquire
 technology rights                23,740,000       2,374             -                 -

 Net loss for period                                                            (360,799)
                                -------------  ----------   -----------   ---------------
 Balance, end of period           27,818,123     $ 2,783     $ 614,241        $ (709,749)
                                =============  ==========   ===========   ===============




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

                                Mind2Market, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2000


NOTE B - LOANS FROM STOCKHOLDERS:
---------------------------------
Loans from stockholders consist of the following:



                                                                    SEPTEMBER 30,  DECEMBER 31,
                                                                        2000           1999
                                                                   --------------- --------------

Loans from principal stockholders, unsecured,
non-interest bearing,
      payable at maturity, January                                        $     0       $ 80,947
      1, 2002

Loans from other stockholders, unsecured, non-interest
bearing,
     payable at a rate based on the units of product
sold (see below)                                                           50,000         50,000
                                                                   --------------- --------------

                                                                          $50,000       $130,947
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999


     The Company had revenues of $13 for the period in 2000 and $25 in the period in 1999. The Company acquired technology rights which were in development in the third quarter, and as a result of acquiring work in progress on the technology, has incurred $360,812 in expenses for the nine month period in 2000 compared to only $30,159 in expenses for the same period in 1999. The Company has incurred a net loss for the period of ($360,799) in 2000 and a net loss of ($30,134) for the period in 1999. The loss per share for the period was ($.00) and ($.00) in 2000 and 1999, respectively.


     The trend of losses at the rate of $350,000 to $500,000 per quarter can be expected to continue, as the Company proceeds with its efforts to develop its technology rights and begin marketing efforts.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO SAME PERIOD IN 1999


     The Company had no revenues for the quarter ended September 30, 2000 and none in the same quarter in 1999. The Company incurred significantly increased expenses in the third quarter in 2000 due to the acquisition of technology and the commencement of efforts to develop and commercialize the technology. The Company incurred $334,056 in expenses in the quarter in 2000 compared to $12,907 in expenses in the quarter in 1999. The increase in expenses of $330,000 was as a result of expenses incurred for the development of a business plan, design of technology process implementation, consulting relating to the prior items, and general and administrative costs of commencing the new business venture. There was no write off of "in-process research and development" of the acquired technology application. The loss on operations was ($334,056) and ($12,907) in the quarter in 2000 and 1999 respectively. The loss per share was les than ($.01) in the quarter in 2000 compared to less than ($.01) in the quarter in 1999.


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

                    The Company has entered into an agreement with UINFO, a US-based subsidiary of a foreign firm, to develop a digital data distribution system for the exclusive use of the Company. UINFO has agreed to develop a software system to distribute music electronically and handle the accounting work resulting from these sales. For the software, the Company will pay UINFO $1.5 million (1,500,000) and will issue 2 million (2,000,000) shares of stock to UINFO. The
                    Company will have exclusive rights to this software, and will pay UINFO 10% of advertising funds generated by using the UINFO-designed software. The corporations are not partners, nor are they participating in a joint venture.


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

                        Exhibits:

                        10.1    Technology Agreement *
                        10.2    Addendum to Technology Transfer Agreement *
                        10.3    UINFO Agreement


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