Form 10KSB
period 2000-12-31
MIND2MARKET INC
filed 2001-06-13
CIK 1076044

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10KSB

                            Annual Report Pursuant to
                       The Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2000
                        Commission file number: 000-28711

                                 CIK: 0001076044


                               MIND2MARKET, INC.
                               -----------------
             (Exact name of registrant as specified in its charter)



      Colorado                                                 (84-1361341)
      --------                                                 ------------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization                            Identification No.)


777 S. Wadsworth Blvd., #B1-200, Lakewood, CO  80226
-----------------------------------------------------
(Address of principal executive offices)    (Zip Code)

                                 (303) 989-9936
                                 --------------
               Registrant's telephone number, including area code


            Securities Registered to be Pursuant to Section 12(b) of
                                    the Act:

                                      NONE

        Securities Registered to be Pursuant to Section 12(g) of the Act

                          COMMON STOCK $.001 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

              Yes X    No
              -----    -----

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                 ---

State issuer's revenues for its most recent fiscal year: $295.00

Transitional Small Business Disclosure Format:

              Yes      No X
              -----    -----

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2000: $0

Number of outstanding shares of the registrant's common stock, as of December 31, 2000: 29,035,790.

                                TABLE OF CONTENTS

ITEM                                                                      PAGE
-------                                                                 --------
                                 PART I

 1    Business.......................................................
 2    Properties..................................................
 3.   Legal Proceedings....................................................
 4.   Submission of Matters to a Vote of Security Holders............

                                PART II

 5.   Market for Registrant's Common Equity and Related
        Stockholder Matters...........................................
 6.   Management's Discussion and Analysis of Financial Condition
        and Results of Operations.....................................
 7.   Financial Statements and Supplementary Data.....................
 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................

                                PART III

 9.   Directors and Executive Officers of the Registrant..............
10.   Executive Compensation.........................................
11.   Security Ownership of Certain Beneficial Owners and
        Management.....................................................
12.   Certain Relationships and Related Transactions....................

                                PART IV

13.   Exhibits, Financial Statement Schedules and Reports on Form
        8-K.............................................................

Signature page.........................................................

Financial Statements.....December 31, 2000 and 1999....................F-1-F-11

ITEM 1. BUSINESS

HISTORY

     The Company was formed as a Colorado Corporation in 1996 as NELX Marketing, Inc. It was formed as a wholly owned subsidiary corporation of NELX, Inc. It received limited capital of $11,500 from NELX, Inc. In October, 1996, NELX, Inc. agreed to divest the company. NELX Marketing, Inc. changed its name to Mind2Market, Inc. concurrent with the separation from NELX, Inc.

     General Operations: The Company's current operations as to safety products are limited to planning marketing of products and are minimal at this time due to lack of capital.

      PRODUCTS DESCRIPTION
     The proposed products to be marketed are the Radar Beacon and the AeroLink distress signals. The products were conceived and patented by RadarFind, Inc. of Denver, Colorado. Radarfind, Inc. completed the initial development and testing of the aerodynamic balloon products for the outdoor land and marine markets and subsequently conveyed manufacturing and marketing rights to the company. The balloon in the products has a unique design which enables it to sustain its upward flight in very high winds. There are no other balloon products available capable of this flight performance. RadarFind, Inc. obtained patents and Mind2Market has licensed all development rights on the products under the manufacturing and marketing agreement. Since the company has no manufacturing capabilities, it will hire third party manufacturing.

(1)      EMERGENCY SIGNAL BALLOON (RADAR BEACON)
      The Emergency Signal Balloon is a personal, portable locator device, designed to be deployed in emergency situations to assist in search and rescue efforts. The device consists of a lightweight tubular plastic case encompassing a folded 26" balloon, made of microfoil (microwave reflecting) material, with a fluorescent orange coating, string for tethering the balloon, a cylinder containing 2 cubic feet of helium, and a release valve which, when activated, fills the balloon and releases it into the air. The balloon is tethered to the case with 200 feet of line. The case is a round plastic tube 2" in diameter and is 11" in length, weighs approximately 15 ounces, and is made of a high impact plastic designed to be secured to a belt, equipment, or tethering device.

(2)   RADIO ANTENNA BALLOON (AEROLINK)
      The Radio Antenna Balloon has been developed to meet the need for a portable antenna to enhance signal transmission and receipt in remote areas and at sea. The unit is approximately 8" x 12" x 3" in size and weighs 2 lbs. 10 ounces. It is packaged in a handle-equipped plastic case for ease of transportation or can be carried in an optional fabric shoulder bag. Each unit contains two helium cylinders for multiple usage, a 36" microfoil balloon, a fill valve, and a removable hand cranked reel containing approximately 250 feet of antenna line. This reel has been designed with a built-in frequency adjuster for different radio bands and a lightning arrester that can be connected to an optional ground anchor for usage in bad weather. Also included in the case is the connector and coax cabling to permit emergency locator transmitter (ELT) or radio connections. The AeroLink Balloon is capable of sustained flight in winds over 75 mph for more than ten days. The balloon has been tested extensively by engineers in the Colorado State University wind tunnel and in actual adverse outdoor conditions. This balloon, with attached tail assembly, is also radar reflective. The distance the balloon can be seen on radar depends on the type of radar and height of the balloon. This product will be introduced to the market approximately 6-9 months after the initial introduction of the Radar Beacon.

     The Company has contacted many of the targeted areas for sales distributor support. The proposed distributor contract currently established by the Company is a standard contract developed by the Company. All distributors will be treated equally per the contract. The Company has sold and/or given several of the Radar Beacon products and sales literature to distributor candidates but does not have any distributors under contract at this time.

     The Company has been unsuccessful in raising capital or achieving sales to put the product designs in production to date, and the effort for safety business is inactive now.

NEW BUSINESS
------------

     As a new business direction and endeavor on August 19, 2000, the Company entered into an Agreement to acquire certain technology licenses from Global Network Media, Inc. The technology are under license to the Company. This technology provides an innovative process for controlling and paying for the distribution and use of copyrighted material, such as music, over the Internet. The process protects the copyrighted nature of the material from unauthorized digital copying or distribution. It also provides an accounting system that assures all parties that have an interest in the copyrighted media, its sale and distribution are appropriately compensated. Further, the technology provides the capability to securely distribute any digital or digitized information. Included is the ability to distribute proprietary and/or copyrighted intellectual property over the Internet while prohibiting unauthorized use or copying by unauthorized users. The data cannot be copied to and used on any device other than the one to which it was transmitted. This technology can also be used in conjunction with a Secured Internet Media (SIM) Player, a proprietary technology for reading and playing the secured data. The Company has secured the exclusive development, manufacturing and licensing rights for this system based on techniques described in and protected by the four pending patents owned by James
R. Clark.

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


RISKS OF PROJECT

     Working Capital Needs. The working capital needs of the Company consist primarily of research and development, product and market testing, manufacturing and marketing of products. It is estimated that $3 to $5 million is needed for working capital of which there is no assured source.

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

                                Mind2Market, Inc.
                            Operating Budget 2001(*)


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

(Note *) This budget is based upon the assumption of full funding through some capital source, which is not committed. To the extend funding is not achieved, the budget categories will be reduced pro rata as expenditures. THERE IS NO ASSURANCE THAT CAPITAL FUNDING WILL BE AVAILABLE IN ANY AMOUNT.

     It is anticipated that $7,154,000 capital will be needed to finance operations for 2001 under the budget set forth above for which the Company does not have any commitment. Without accounting for any revenues, management estimates that the Company's capital requirements will not exceed $10 Million. This includes the funding needed for the emergency beacon products as well as for the development and implementation of the secure Internet marketing and distribution system. Management intends to raise this capital from private sources, using its shares in private placements.

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

     The Company has entered into an agreement with UINFO, a US-based subsidiary of a foreign firm, to develop a digital data distribution system for the exclusive use of the Company. UINFO has agreed to develop a software system to distribute music electronically and handle the accounting work resulting from these sales. For the software, the Company will pay UINFO $1.5 million and will issue 2 million shares of stock to UINFO. The Company will have exclusive rights to this software, and will pay UINFO 10% of advertising funds generated by using the UINFO-designed software. The corporations are not partners, nor are they participating in a joint venture.

(b) Parents and Subsidiaries: None

        (2)  DEPENDENCE ON A SINGLE CUSTOMER OR A FEW CUSTOMERS.

        a)  Revenues - Products
        The Radar Beacon and AeroLink depend upon a large population base of boaters and outdoor enthusiast and is not tied to only a few customers. It is not limited to any geographic area and can be used anywhere in the world.

     The digital download technology is not anticipated to rely on a single customer but public users. Revenues are conceived to be from download service fees. At year end the Company had no revenues.

        b)  Client Services revenues - none

      (3)  BACKLOG  OF  ORDERS.  None

      (4)  GOVERNMENT CONTRACTS.  None

     (5)  COMPETITIVE  CONDITIONS.

     a) Currently, there are other products with uses similar to those of the company on the market. Competitive products which already have a niche in the market include flare kits, signal mirrors, flash lights and strobes, Emergency Positioning Indicator Beacons (EPIRB), Global Positioning Systems, radar reflectors, and signal flags.

     b) There are a number of competitors in the music/digital download market all of which have much larger capital availability and established businesses, and operating technology when compared to the Company. MP3, Vivedi, Intertrust, Microsoft, BMI, and others are major companies with competitive systems and software.

     (6) REGISTRANT SPONSORED RESEARCH AND DEVELOPMENT. The company is continuing to incur development costs to UINFO to integrate software and refine a total system for the Company. Project costs are $2,000,000 to complete and to date $500,000 has been spent.

      (7)  COMPLIANCE WITH ENVIRONMENTAL LAWS AND REGULATIONS.

      The operations of the Company are subject to local, state and federal laws and regulations governing environmental quality and pollution control pertaining to the handling and storage of the high pressure cylinders used in the product. To date, compliance with these regulations by the Company has had no material effect on the Company's operations, capital, earnings, or competitive position, and the cost of such compliance has not been material. The Company is unable to assess or predict at this time what effect additional regulations or legislation could have on its activities.

     (8) NUMBER OF PERSONS  EMPLOYED.  As of December 31, 2000,  the Company had
three  employees,   its  President,   Ron  Powell;  CEO,  James  R.  Clark;  and
Secretary/Treasurer, Charles H. Jacobson.

ITEM 2. PROPERTIES
-------------------

     The Company does not own any real property and has no long-term commitments to lease any space.

ITEM 3. LEGAL PROCEEDINGS
--------------------------

     The Company is not aware of any current or pending legal action.

     No director, officer or affiliate of Mind2Market, Inc., and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to Mind2Market, Inc. or has a material interest adverse to it in reference to pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     No matters have been submitted to shareholders for approval in the prior year.

                                    PART II

ITEM 5. MARKET FOR MIND2MARKET, INC.'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION
--------------------------------------------------------------------------------

     As of December 31, 2000, there were 189 registered holders of shares of the outstanding common stock of the Company. The Company's common stock is not presently traded on any "Over-the-Counter" market and no dividends have been paid to shareholders to date. If it is ever approved for trading by NASD Market Regulation, Inc., it may trade on the OTC Bulletin Board or on the "Pink Sheets". No assurance can be made that any trading market will ever develop or that trading will be approved. No assurance can be made that any dividends will ever be paid to shareholders.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company has no primary income source at this time. The company hopes to receive revenues from the sale of the products.

RESULTS OF OPERATIONS FOR YEAR ENDED DECEMBER 31, 2000 AS COMPARED TO PRIOR YEAR 1999.

     The Company had no operations revenues in year 2000 or 1999 and had minimal miscellaneous revenues. The Company incurred greatly increased expenses in 2000 as a result of the acquisition off a technology license, which needed development, from Global Network Media, Inc. The Company accrued or expended $1,714,132 in total expenses in 2000, which exceeded 1999 expenses of $99,904 by over $1,614,000. The expenses were almost entirely related to the new technology development effort of the Company. The largest items of expense in 2000 were $110,000 in interest accrual, $282,281 in salaries and contract labor, $814,171 in research and development, $226,146 in product abandonment and loss, $173,070 in marketing costs.

     By comparison, in 1999, the Company had no interest expense, $250 in marketing expense, $9,600 in product development, no salaries and contract labor. Directors fees in 1999 were $41,000 compared to $12,500 in 2000. The operating loss for 2000 ($1,713,837) compared to ($99,858) in 1999. The loss per share was ($.18) in 2000 and ($.03 in 1999).

     The trend of operating losses will continue at the current rate or a higher rate as the Company attempts to develop its technology.

LIQUIDITY

     The Company expects that its need for liquidity will increase for the coming year due to its anticipation of expending up to $7,200,000 under its budget to complete development and market its existing products and the development of additional product lines. The Company is seeking additional capital to market the product. Several avenues are being pursued at this time to acquire the necessary funding. In 2000 the Company made a private placement pursuant to Rule 506, Regulation D in which it raised $75,000 from sale of 300,000 shares for cash.

      Short Term.
      ----------

     On a short term basis, the Company does not generate any revenue and does not have capital to cover operations costs or development. Based on prior experience, the Company believes it will continue to have insufficient revenue to satisfy current and recurring liabilities as it seeks to develop and market its products. For short term needs the Company will be dependent on receipt, if any, of private placement proceeds or loans.

     The Company's current assets $23,770 at December 31, 2000, were exceeded by its current liabilities, ($218,527).

      Long Term.
      ---------

     As of December 31, 2000, the Company has notes payable to affiliates or principals of the Company of $885,340. It has additional accounts payable of $169,114 and $37,000 in accrued salaries.

CAPITAL RESOURCES

      The primary capital resources of the Company are its common stock.

     As of the date of the annual report, the Company had commitments for capital expenditures within the next year of $350,000 to UINFO, Inc. for development of software and integrated technology. The Company has no capital with which to pay that commitment or any other expenses.

      Cash Flows:
      ----------

      The Company has achieved no revenues to date.

      Need for Additional Financing. The Company does not have capital sufficient to meet the Company's cash needs, or to commence business, including the costs of compliance with the continuing reports requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. There is no assurance, however, that without funds it will ultimately allow registrant to commence sales and marketing. Once marketing commences, the Company's needs for additional financing are likely to increase substantially.

      No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

      Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------

     The response to this item is included as a separate exhibit to this report. Please see pages F-1 through F-11.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

     VAN DORN & BOSSI have audited the Company's records since inception. There were no disagreements with them on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS AND SIGNIFICANT MEMBERS OF MANAGEMENT
-------------------------------------------------------------------------------

DIRECTORS

(a) The following persons are currently serving as directors of the Company. Certain information regarding each director is set forth below, including each individual's principal occupation, and the year in which the individual was elected a director of the Company or one of its predecessor companies.

DIRECTORS

Name                          Age               Title
----                          ---               -----
Charles R. Powell             44                Director

Stuart M. Novak               58                Director

Charles Jacobson              72                Director

Douglas Deckert               48                Director

James Clark                   40                Director

EXECUTIVE OFFICERS

    On December 31, 2000, the executive officers of the Company were as follows:

NAME                       AGE      POSITION WITH COMPANY             TERM
----                      -----     ----------------------            -----
Charles R. Powell          44         President                       Annual

James R. Clark             40         Chairman of the Board
                                        & CEO                         Annual

Charles Jacobson           72         Secretary & Treasurer           Annual


(b)  Identification of Certain Significant Employees.  None

(c)  Family Relationships.  None

(d)  Business Experience

The following is a brief account of the business experience during the past five years of each of the Company directors and executive officers, including principal occupations and employment during that period and the name and principal business of any corporation or other organization in which such occupation and employment were carried on.


CHARLES R. (Ron) POWELL
      Mr. Powell is a President, Director and a principal shareholder of Mind2Market, Inc. since 1996. While earning a degree in Business Administration from Regis University (1997), Mr. Powell worked for Rockwell, International from 1983 till 1990 at the Rocky Flats Nuclear Weapons Site on a national defense contract. Mr. Powell earned a certified Project Manager degree and worked as a Project Manager with EG&G, Inc. at the Rocky Flats Environmental Cleanup Site from 1990 till 1995, with responsibilities for design and construction on projects ranging from $2 to $50 million dollars. He currently serves as a project management consultant and trainer for Monks Associates, Inc. He has served as the product manager for the products and has been responsible for the management of the company finance and administrative functions.

STUART M. (Mike) NOVAK
     Mr. Novak is a Director of the company since 1997. Mr. Novak has more than 25 years of highly successful senior management experience in both ongoing and start-up entities as well as a distinguished service as a commissioned officer in the U.S. Navy. He received a Naval Engineer's degree (a professional post masters degree) as well as an MS degree in management from the Massachusetts Institute of Technology in 1971. In 1964 he received a BS in Engineering, from the US Naval Academy. He served as Chairman of Acclaim Mortgage, Inc. (3/97-8/98) and founded and operated Resource Funding Group, Inc. 1998 - 2000, a residential and commercial mortgage brokerage. He was President of Rader Railcar, Inc. (11/94 - 1/97). He was instrumental in the acquisition of a $65 million contract and put in place systems, procedures, and managed day to day operations.

     After leaving active duty in the US Navy in 1975, he has worked in the marine industry in executive, operations, major project management, operations and engineering. He was Director Marine Operations and Consultant while at Farrell Lines Inc. (8/93-11/94). He was President and Chief Executive Officer of The American Ship Building Company and Tampa Shipyards Inc. (6/92-7/93), a NYSE company. As founder and President of Royal Hawaiian Cruise Line, Inc. ( 7/90-7/92) he developed a new, U.S. flag cruise company and developed a detailed plan for its start up and operations, including initial capitalization. At Cunard Line Ltd. (2/81-7/90) as a Senior Vice President, Mr. Novak directed operations for a fleet of five passenger vessels and 2500 personnel.

     His active duty in the US Navy (6/64-6/75) included sea and shore assignments, Command, Chief Engineer and a tour of duty in Vietnam. He received various decorations including the Purple Heart and the Navy Commendation Medal. He served in the US Naval reserve attaining the rank of Captain, completing 28 years of service.

JAMES R.  CLARK
     James R.  Clark  was  appointed  as CEO and  Chairman  of the  Board of the company in August, 2000. He holds a Business Administration degree from Northwest Nazarene University, and is a Microsoft Certified Systems Engineer. Mr. Clark has over 20 years experience in information business technology, including management/ownership, technology development (new products and applications), computer design, manufacturing and marketing, networking design and maintenance, Internet planning and implementation and computer telephony. While serving as a Computer Telephony Engineer for Lucent Technologies, Mr. Clark gained experience in Internet/Intranet application and development.

CHARLES  JACOBSON
     Charles Jacobson was appointed as Corporate Secretary/Treasurer and a member of the Board of Directors in August 2000. He received his B.S. degree in business administration from UCLA. He earned his Certified Public Accountant's license in Colorado and has been in independent practice for the past 30 years specializing in tax and financial services. He holds Series 7 and 63 securities licenses as well as life, health and variable life insurance licenses. He was a founding shareholder and secretary-treasurer of Polaris Resources, Inc., a public natural resources company from 1970-1973. He also has served as a general partner in several real estate ventures and management service ventures.

DOUGLAS  DECKERT
     Douglas Deckert has been appointed the M2M Board of Directors effective December 1, 2000. He holds an Associate of Technical Arts degree in Computer Programming and has over 20 years experience in information technology, data communications, computer and network design, and web development. Mr. Deckert is a Computer Systems Software Engineer and has been a Systems Architect, IT
Project Manager and Senior Systems Analyst for the State of Washington to implement many information technology projects, such as the Commercial Vehicle Information Systems and Network (CVISN) Project. He is experienced in many operating systems and platforms, including Windows and Windows NT, IBM Mainframe and UNIX. He has also analyzed, designed, and developed many complex programs using a variety of software tools consisting of Visual C++, Visual Basic, SQL Server, Access, TRANSACT, CPL, C, COBOL, FORTRAN, PLI, OS JCL, Cold Fusion, Visual Internet, Dreamweaver, Lotus and Basic. Mr. Deckert has many years of management experience using his technical and organization skills to plan, organize, prioritize, and direct the activities of computer systems analysts and programming teams.


(e)  Committees of the Board of Directors

      The board of directors has no nominating, auditing committee or a compensation committee. Therefore, the selection of person or election to the board of directors was neither independently made nor negotiated at arm's length.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

(a) Officer's Compensation

     The following table sets forth the compensation by the Company of the President and the executive officers of the Company in 2000, for services in all capacities to the Company and its subsidiaries during the two fiscal years ended December 31, 2000.

                               ANNUAL COMPENSATION
                      -------------------------------------
                                                             OTHER     LONG-TERM
                                                             ANNUAL    AWARDS OF
NAME AND                            SALARY       BONUS    COMPENSATION   OPTIONS
PRINCIPAL POSITION       YEAR         ($)         ($)         ($)       (# SHS)
------------------   --------   -----------    ----------  ----------- ---------
Charles R. Powell        2000      9,000        0             2,500*
 President               1999         0         0             8,200

James R. Clark           2000     32,000        0               0       350,000
 Chairman & CEO

Charles Jacobson         2000     15,000        0               0       0
  Secretary/Treasurer

Stuart M. Novak          2000     0             0             2,500     0
  Secretary              1999     0             0             8,200     0
  (resigned)


Options & Warrants
------------------

  James Clark was granted an option to purchase 350,000 shares at $.25 per share on November 1, 2000 for 3 years.

(b)      Directors' Compensation

     Directors received 2500 shares each at $1 as compensation for last fiscal year. Issuance of common stock for services is being negotiated by the Board members at this time. There is no awards committee for the Company at this time.


                     SUMMARY COMPENSATION TABLE OF DIRECTORS
                             (To December 31, 2000)

                        Cash Compensation               Security Grants
----------------------------------------------------------------------------------------------------------------
Name and       Year    Annual   Meeting  Consulting Number       Securities          LTIP      All Other
Principal              retainer Fees ($) Fees/Other   of         Underlying          Payments  Compensation
Position               Fees ($)          Fees($)    Shares (#)   Options/SARs(#)
                                                                 (SHARES)
----------------------------------------------------------------------------------------------------------------
Ronald R.      2000      2500      0         0         0              0                   0         0
 Powell        1999      8200      0         0         0              0                   0         0
Director

Stuart M.      2000      2500      0         0         0              0                   0         0
 Novak         1999      8200      0         0         0              0                   0         0
Director

Bill Boyer     2000      2500      0         0         0              0                   0         0
Director       1999      8200      0         0         0              0                   0         0
(resigned)

Charles        2000         0      0         0         0              0                   0         0
 Jacobson
Director

James Clark    2000         0      0         0         0              0                   0         0
Director

Douglas        2000         0      0         0         0              0                   0         0
 Deckert
Director

Jerry          2000      2500      0         0         0              0                   0         0
 Jernigan      1999      8200      0         0         0              0                   0         0
Director
(resigned 2000)

EMPLOYMENT AGREEMENTS

     There was an existing employment contract with the Ron Powell at $5,000 per
month,   James  R.  Clark  at  $8,000  per  month,   and  Charles   Jacobsen  at
$5000 per month for executive services from August 20, 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, file with the Securities and Exchange Commission initial reports of ownership and reports of change in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file.

     To the  Company's  knowledge,  during the year  ended  December  31,  2000,
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were not fully complied with.

     (a) The following table lists any person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) who, to the knowledge of the Company, was the beneficial owner as of March 31, 2001, of more than 5% of the outstanding voting shares of the Company. Unless otherwise noted, the owner has sole voting and dispositive power with respect to the securities.

   Title   Name and address of Beneficial   Amount of    Percent    Percent
    of                  Owner              Beneficial       of      Voting
   Class                                    Interest      Equity(1)  Class
---------  ----------------------------  ------------  ----------- -----------
Common     James R. Clark*                9,147,800      32%         32%

Common     H. Arthur Langer &**           12,122,700     42%         42%
           Gloria G. Langer

Common     Global Network Media, Inc.     4,917,900      17%         17%

Common     DynaCor Systems, Inc.          2,401,900      8.3%        8.3%

Common     Centre Point, LLC              2,740,000      9.4%        9.4%

(1) With respect to the common stock, percentages shown are based upon 29,035,790 shares of common stock actually outstanding as of December 31, 2000.

* Includes 4,917,900 shares owned by Global Network Media, for which Mr. Clark serves as a Director; includes 800,000 shares held in trust for minor children; includes 300,000 shares owned by Clark, LLC for which Mr. Clark is the Operating Manager.

** Includes 4,917,900 shares owned by Global Network Media, Inc. and 2,401,900 shares owned by DynaCor Systems, Inc. for which both Art and Gloria Langer serve as Directors; includes 1,662,900 owned by Langer Family Living Trust for which Art and Gloria Langer are trustees; includes 200,000 shares in Retirement Accounts, Inc., IRA FBO H. Arthur Langer; includes 2,740,000 shares owned by Centre Point, LLC for which Art Langer is the Operating Manager.

     (b) The following table sets forth as of December 31, 2000, the beneficial ownership of the Company's voting shares by all current directors and executive officers of the Company as a group. Unless otherwise indicated, each person listed below has sole voting and investment power over all shares beneficially owned by him.

      Title       Name of                             Amount and        Percent
        of        Beneficial                          Nature of         of
      Class       Owner                               Beneficial        Equity
      -----       -----                               Ownership         -------
                                                      ---------

Common Stock    Ronald Powell, President and Director     1,419,423       4.9%
                Broomfield, CO  80020

Common Stock    Stuart M. Novak, Director                    25,000       0.09%
                Seattle, WA


Common Stock    James R. Clark, Chairman & CEO            9,147,800       32%*


Common Stock    Charles Jacobson, Secretary/Treasurer     6,118,800       21%*
                    & Director

Common Stock    Douglas Deckert, Director                 5,638,500       19%*

                                                           --------------------
                Officers and Directors as a Group        12,513,723       43%

* James Clark, Charles H. Jacobson, and Doug Deckert are all Directors of Global Network Media which owns 4,917,900 shares (17%) included in each of their beneficial ownership amounts.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

        The Company has engaged Mountain Share Transfer (a company owned by the wife of Mr. Powell) to act as stock transfer agent. No compensation has been paid to Mountain Share Transfer in connection with these services.

        Global Network Media (GNM, which owns 4,917,900 shares or 17% of the Company's stock) and Dynacor Systems, Inc (which owns 2,401,900 shares or 8% of the Company's stock) provide certain services for the Company. During the year ended December 31, 2000, GNM and Dynacor provided services aggregating $524,318, of which $500,000 was converted into a note payable over 30 years.

        UINFO International, Inc., a Colorado company entered into an agreement with the Company in October, 2000 to provide certain software development for the Company. The agreement is to be completed in three phases, and calls for a total of 2,000,000 shares of Company stock to be issued and held in escrow pending completion of the contract. 666,667 of these shares were earned at the completion of phase I, completed in December, 2000. In addition to the common stock, UINFO is to be paid $1,500,000. Of this amount, $500,000 was earned at the completion of phase I. UINFO agreed to convert $350,000 of this amount to a 30 year note.

     The Company settled debt to Ray Williams and Ron Powell by issuing 916,523 common shares for $200,700 in debt.

                                     PART IV

ITEM 13. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
---------------------------------------------------

(a) Financial Statements and Schedules. The following financial statements and schedules for Mind2Market, Inc. as of December 31, 2000 are filed as part of this report.

     (1) Financial statements of Mind2Market, Inc. and subsidiaries.

                                                                     Page


Contents to Financial Statements

Independent Auditor's Report for years ended
December 31, 2000                                                     F-1

Consolidated Balance Sheet at end of December 31, 2000                F-2

Consolidated Statement of Operations at end of December 31, 2000      F-3

Consolidated Statement of Cash Flows at end of December 31, 2000      F-4

Consolidated Statement of Stockholders' Equity at end of
December 31, 2000                                                     F-5

Notes to the Consolidated Financial Statements                        F-6-F-11

     (2) Financial Statement Schedules:

  All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b) Exhibits:

SK#                      Name of Exhibit                    Page No.

3.0                 Articles of Incorporation                    *
3.1                 Articles of Amendment                        *
3.2                 Bylaws                                       *
10.1                Employment Agreements
10.2                Employment Agreements
10.3                Employment Agreements

* Incorporated by Reference as filed with the Securities & Exchange Commission on December 29, 1999 under file #000-28711.

(c) Reports on Form 8-K filed during the fiscal year ended December 31, 2000. (incorporated by reference):

               None

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: June _____, 2001
                                             MIND2MARKET, INC.

                                             by:
                                             ----------------------------
                                               James Clark, CEO

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  _______________________

                              Vice President & Director
------------------
Charles R. Powell

                              Director
------------------
Stuart M. Novak


------------------            Chairman & CEO
James R. Clark



------------------            Secretary, Treasurer
Charles Jacobson                & Director



------------------            Director
Douglas Deckert

                                MIND2MARKET, INC.
                        (A Developmental Stage Company)


                              FINANCIAL STATEMENTS
                      For the Year Ended December 31, 2000



                                VAN DORN & BOSSI
                          Certified Public Accountants

VDB                                                             VAN DORN & BOSSI
                                                    Certified Public Accountants





                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Mind2Market, Inc.

We have audited the accompanying balance sheet of Mind2Market, Inc. (a development stage company) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity (deficiency in assets) and cash flows for the two years then ended and the period from February 15, 1996 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mind2Market, Inc. as of December 31, 2000 and 1999, and the results of its operation and cash flows for the two years then ended and the period from February 15, 1996 (inception) to December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred a net loss for the period from February 15, 1996 (inception) to December 31, 2000 aggregating $2,062,788 and incurred a loss of $1,713,837 for the year ended December 31, 2000. The Company has a deficiency in assets at December 31, 2000 of $1,080,098. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note D to the financial statements. The financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

/s/ Van Dorn & Bossi
Certified Public Accountants

Boulder, Colorado
May 23, 2001



                                Mind2Market, Inc.
                                 BALANCE SHEETS
                          (A Development Stage Company)

                                                                   DECEMBER 31,      DECEMBER 31,
                                                                      2000               1999
                                                                 ---------------   -----------------
                                     ASSETS
CURRENT ASSETS:
Cash in banks                                                               $868             $1,336
Employee advances                                                          1,000                 --
Inventory                                                                                    17,807
                                                                 ----------------  -----------------

             Total current assets                                          1,868             19,143

Equipment                                                                 42,801             41,270
Less accumulated depreciation                                            (23,217)           (14,877)
                                                                 ----------------  -----------------

             Net  equipment                                               19,584             26,393

Prepaid loan costs (Note B)                                                   --             50,000

Manufacturing and  marketing rights                                        2,374            312,500
Less accumulated amortization                                                (57)           (76,265)
                                                                 ----------------  -----------------

             Net manufacturing and marketing rights                        2,317            236,235
                                                                 ----------------  -----------------

             Total assets                                                $23,770           $331,771
                                                                 ================  =================

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
CURRENT LIABILITIES:
Accounts payable                                                        $169,114            $11,700
Accrued salaries                                                          37,000             10,569
Payroll taxes payable                                                      8,753              3,551
Current portion of long-term debt                                          3,660                 --
                                                                 ----------------  -----------------

             Total current liabilities                                   218,527             25,821

Long-term debt (Note B)                                                  885,340            130,946

STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS):
Preferred stock: authorized 5,000,000 shares, $.10 par value;
             none issued                                                      --                 --
Common stock: authorized 50,000,000 shares, $.0001 par
             value; issued and outstanding; 29,035,790 and
             3,381,600 shares                                              2,904                338
Additional paid in capital                                               979,786            523,617
Deficit accumulated during development stage                          (2,062,788)          (348,951)
                                                                 ----------------  -----------------

             Total stockholders' equity (deficiency in assets)        (1,080,098)           175,004
                                                                 ----------------  -----------------

             Total liabilities and stockholders' equity
                  (deficiency in assets)                                 $23,770           $331,771
                                                                 ================  =================



                       See Notes to Financial Statements.



                                Mind2Market, Inc.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                            YEARS ENDED DECEMBER 31, 2000 AND 1999,
            AND THE PERIOD FROM FEBRUARY 15, 1996 (INCEPTION) TO DECEMBER 31, 2000


                                                                                      PERIOD
                                                                                       FROM
                                                                                     FEBRUARY
                                                                                     15, 1996
                                                             YEAR ENDED            (inception) to
                                                     DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                    -------------  -------------
                                                        2000            1999           2000
                                                    -------------  --------------- -------------

REVENUES:
Other                                                       $295              $46        $3,463

EXPENSES:
Amortization                                              22,436           22,322        98,701
Automobile                                                    --               --           199
Bank service charges                                         177              167         1,170
Depreciation                                               8,340            8,216        23,217
Directors' fees                                           12,500           41,000        53,500
Interest expense                                         110,000               --       110,000
Licenses                                                     -75               --         5,000
Management consulting                                     11,179               --        11,179
Marketing                                                173,070              250       181,392
Miscellaneous                                              1,969              289        28,839
Salaries and contract labor                              282,281               --       322,342
Payroll taxes                                              5,202               --         6,303
Postage & freight                                            920              491         1,530
Printing                                                      --               --         1,288
Product abandonment loss                                 226,146               --       226,146
Legal and accounting                                      12,229           16,997        63,241
Research and development                                 814,171            9,600       866,127
Telephone                                                 18,072              572        22,362
Travel and entertainment                                  15,515               --        43,716
                                                    -------------  --------------- -------------

Total expense                                          1,714,132           99,904     2,066,252
                                                    -------------  --------------- -------------

Net loss                                             ($1,713,837)        ($99,858)  ($2,062,788)
                                                    =============  =============== =============

Earnings per share:
     Basic                                                ($0.18)          ($0.03)       ($0.46)
                                                    =============  =============== =============


                       See Notes to Financial Statements.



                                Mind2Market, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
     AND THE PERIOD FROM FEBRUARY 15, 1996 (INCEPTION) TO DECEMBER 31, 2000


                                                                                        PERIOD
                                                                                         FROM
                                                                                       FEBRUARY
                                                                                       15, 1996
                                                             YEAR ENDED             (inception) to
                                                   DECEMBER 31,      DECEMBER 31,    DECEMBER 31,
                                                 ---------------   --------------
                                                      2000              1999             2000
                                                 ---------------   ---------------- ----------------
CASH FLOWS FROM OPERATING
     ACTIVITIES:
Net loss                                            ($1,713,837)          ($99,858)     ($2,062,788)
Adjustments to reconcile net loss to net
     cash used by operating activities:
     Amortization                                        22,436             22,322           98,701
     Depreciation                                         8,340              8,216           23,217
     Common stock issued for interest                   110,000                             110,000
     Common stock issued for services                   180,667             51,240          236,057
     Changes in:
         Employee advances                               (1,000)                             (1,000)
         Inventory                                       17,807             (3,000)              --
         Prepaid loan costs
         Manufacturing and marketing
              rights                                    213,856                             213,856
         Accounts payable                               157,415            (17,854)         169,113
         Accrued Salaries                                26,431                 --           37,000
         Payroll taxes payable                            5,202                 --            8,753
                                                 ---------------   ---------------- ----------------

     Cash used by operating activities                 (972,683)           (38,934)      (1,167,091)

CASH FLOWS FROM INVESTING
     ACTIVITIES:
     Purchase of equipment                               (1,532)              (380)         (42,801)
                                                 ---------------   ---------------- ----------------

     Cash used by investing activities                   (1,532)              (380)         (42,801)

CASH FLOWS FROM FINANCING
     ACTIVITIES:
     Common stock issued for cash                        75,000             15,000          181,066
     Loans from stockholders                            898,747             17,301        1,029,693
                                                 ---------------   ---------------- ----------------

     Cash provided by financing activities              973,747             32,301        1,210,759
                                                 ---------------   ---------------- ----------------

INCREASE IN CASH                                           (468)            (7,013)             868

CASH, BEGINNING OF PERIOD                                 1,336              8,349               --
                                                 ---------------   ---------------- ----------------

CASH, END OF PERIOD                                        $868             $1,336             $868
                                                 ===============   ================ ================

Supplemental cash flow information:

     Common stock issued:
         Spin-off from Nelx, Inc.                                                          $187,500
                                                                                    ================
         Manufacturing and marketing rights              $2,374                            $125,000
                                                 ===============                    ================
         Services                                      $180,667            $51,240         $236,057
                                                 ===============   ================ ================
         Consideration for and settlement of
              loans and interest                       $200,695                            $250,695
                                                 ===============                    ================



                       See Notes to Financial Statements.



                                Mind2Market, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
            STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999




                                                                                                      DEFICIT
                                                                                                    ACCUMULATED
                                                                                   ADDITIONAL         DURING
                                                                COMMON STOCK         PAID IN        DEVELOPMENT
                                                          -----------------------
                                                            SHARES       AMOUNT        CAPITAL         STAGE
                                                          -----------------------  ------------  ------------------
Balance, January 1, 1999                                    3,226,600       $323      $457,392           ($249,093)
Issuance of common stock as
      consideration for services - $.41 per share             125,000         13        51,228                  --
Issuance of common stock for cash - $.50 per share          30,000.00       3.00     14,997.00                  --
Net loss                                                           --         --            --             (99,858)
                                                          ------------  ---------  ------------  ------------------

Balance, December 31, 1999                                  3,381,600        338       523,617            (348,951)

Issuance of common stock to
      acquire technology rights                            23,740,000      2,374            --                  --

Issuance of common stock to settle loans                      916,523         92       200,603                  --

Issuance of common stock for cash - $.25 per share            300,000         30        74,970                  --

Issuance of common stock to UINFO - $.25 per share            666,667         67       166,600                  --

Issuance of common stock as
      consideration for services - $.25 per share              25,000          3        12,498                  --
                                                                6,000          1         1,499

Net loss                                                           --         --            --          (1,713,837)
                                                          ------------  ---------  ------------  ------------------

Balance, December 31, 2000                                 29,035,790     $2,904      $979,787         ($2,062,788)
                                                          ============  =========  ============  ==================


                       See Notes to Financial Statements.

                                Mind2Market, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
  Years ended December 31, 2000 and 1999, and the period from February 15, 1996
                        (inception) to December 31, 2000

NOTE A -  DESCRIPTION  OF THE  BUSINESS  AND SUMMARY OF  SIGNIFICANT  ACCOUNTING
POLICIES:

Description of the business
---------------------------

Mind2Market, Inc. ("the Company") was incorporated in Colorado on February 15,1996 as NELX Marketing, Inc., a wholly owned subsidiary of NELX, Inc., a publicly owned company. On October 14, 1996, in a corporate divestiture, the Company was divested from NELX by issuing 600,000 shares of the Company's common stock to NELX, Inc.'s shareholders.

Subsequent to the divestiture, the Company changed its name to Mind2Market, Inc.

Change of Control:

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

New management was appointed: James R. Clark as CEO and Director and Charles H. Jacobsen as a Director and Secretary/Treasurer. The newly acquired license represents a change in basic business focus of the Company.

The Acquired Technology:

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

                                Mind2Market, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
  Years ended December 31, 2000 and 1999, and the period from February 15, 1996
                        (inception) to December 31, 2000

The Old Technology:

Prior to the acquisition of the new technology, the Company was developing two products that had been acquired from NELX and Radarfind, Inc. a Colorado corporation. Because the direction of the Company will be primarily in development of the new technology, the old technology was considered at least temporarily abandoned, and the remaining inventory and unamortized cost of manufacturing and marketing rights were written off as product abandonment loss. Certain shares of the Company's common stock previously held in escrow for the benefit of Radarfind's shareholders were released from escrow and distributed by Radarfind to its shareholders.

In the event the Company ever completes development of these products, there is a continuing obligation to pay royalties to Radarfind's shareholders in the aggregate amount of $150,000 at $1.00 per unit sold, and an obligation to the patent holder at a rate of $.25 per unit for the duration of the patents.

ACCOUNTING POLICIES:

Equipment:
---------

Equipment is recorded at cost and depreciated on the straight-line method over the estimated useful lives.

Technology license:
------------------

The technology license was recorded at par value of the common stock issued and is being amortized over 14 years on the straight-line method.

Advertising:
-----------

All advertising costs are expensed when incurred.

Use of estimates:
----------------

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

Revenue Recognition:
-------------------

Product Sales are sales of products and services. No product sales or services rendered have been recorded to date. Future revenue will be recognized at the time products are shipped or services are rendered. Accounts Receivable are written off when deemed uncollectable.

                                Mind2Market, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
  Years ended December 31, 2000 and 1999, and the period from February 15, 1996
                        (inception) to December 31, 2000

Income taxes:
------------

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

Earnings per share:
------------------

Basic earnings per share is the amount of earnings for the period available to each share of common stock outstanding during the period. Shares issued to UINFO and held in escrow are excluded from the computation (See Note E). The number of shares outstanding is computed based on a daily weighted average. The effect of stock options is excluded because it is anti-dilutive.

The calculation of basic earnings per share is as follows:


                                                                        Period From
                                                                        February 15,
                                                Year ended              1996 (inception)
                                                December 31,            to December 31,
                                          2000                 1999     2000
                                        -------              --------   ----------------
Net loss                                ($1,713,837)        ($99,858)   ($2,062,788)
                                        ============       ==========   ============
Weighted average shares outstanding       9,588,511        3,001,148      4,444,288
                                        ============       ==========   ============
Basic earnings (loss) per share              ($0.18)          ($0.03)        ($0.46)
                                        ============       ==========   ============



Recent accounting pronouncements:
--------------------------------

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

                                Mind2Market, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
  Years ended December 31, 2000 and 1999, and the period from February 15, 1996
                        (inception) to December 31, 2000

each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company has not yet determined the impact of the adoption of SFAS No. 133 on its financial statements or business practices.

Cash and cash equivalents:
-------------------------

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and in banks.

NOTE B - LOANS FROM STOCKHOLDERS:
---------------------------------
Loans from stockholders consist of the following:


                                                                                        DECEMBER 31
                                                                                2000                    1999
                                                                                ----                    ----

Loans from principal stockholders, unsecured, non-interest bearing,
        payable at maturity, January 1, 2002                                    $     --                $ 80,947

Loans from other stockholders, unsecured, non-interest bearing, payable at a rate based on the units of product sold
        (see below)                                                                   --                  50,000

Loans from related parties, unsecured, bearing interest at 10% per year, payable monthly over 30 years commencing April 1, 2001, convertible into common stock at $.25 per share at the option
        of the note holder.                                                      889,000
                                                                                ---------               ---------
                                                                                 889,000                 130,947

Less current maturities                                                           (3,660)                     --
                                                                                ---------               ---------
                                                                                $885,340                $130,947
                                                                                =========               =========



During April 1998, the Company received loans from five individuals totaling $50,000 for the purpose of providing funds for production setup of one of the Company's products. As consideration for the loans, the Company issued 100,000 shares of its common stock to the individuals, and agreed to repay the loans at a rate of $3.00 per unit of product sold for the first 16,667 units sold, then the payment will be reduced to $1.00 per unit for the next 50,000 units sold. The total payments will aggregate $100,000, or twice the original amount of the loans. The 100,000 shares of stock were valued at $.50 per share (representing the price at which shares were sold by the Company for cash during the

                                Mind2Market, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
  Years ended December 31, 2000 and 1999, and the period from February 15, 1996
                        (inception) to December 31, 2000

year), and the resulting $50,000 was recorded as prepaid loan costs. During the year ended December 31, 2000, the Company entered into settlements with the note holders of both notes and issued a total of 916,523 shares of stock in settlement of the loans. The balance of the prepaid interest was charged to interest expense, and the additional consideration of $50,000 was also charged to interest expense.

During the year ended December 31, 2000, certain officers and the Company's principal shareholder, Global Network Media and a company with which the Company has contracted to develop certain software each agreed to convert amounts due them for salaries, temporary loans and contractual amounts due to long-term notes payable as described above.

NOTE C - INCOME TAXES:
---------------------

The Company did not record any provision for federal and state income taxes through December 31, 2000. The actual tax expense for each period differs from "expected" tax expense (computed by applying the statutory U.S. federal corporate tax rate of 34% to net loss before income taxes) as follows:


                                                                                        Period
                                                                                        From
                                                                                        February
                                                                                        15, 1996
                                                        Year ended                      (Inception) to
                                                        December 31,                    December 31,
                                                2000                    1999            2000
                                                ----                    ----            ---------------

Computer "expected" tax benefit                 $(582,705)              $(33,967)       $(698,072)
Change in valuation allowance for
        Deferred tax assets                       682,705                 33,967          698,072
                                                ----------              ---------       ----------
Net tax benefit                                 $       -               $      -        $       -
                                                ==========              =========       ===========



At December 31, 2000 and 1999 deferred income tax assets result from federal and state net operating loss carryforwards in the amounts of $2,053,153 and $339,316, respectively. These loss carryforwards expire in varying amounts through 2016. Net deferred tax asset consist of the following:

                                        December 31,            December 31,
                                        2000                    1999
                                        ------------            ------------
Net operating loss carryforwards        $ 698,072               $ 115,367
Less valuation allowance                 (698,072)               (115,367)
                                        ------------            ------------
Net deferred assets                     $       -               $       -
                                        ============            ============

                                Mind2Market, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
  Years ended December 31, 2000 and 1999, and the period from February 15, 1996
                        (inception) to December 31, 2000

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax asset will not be realized. The Company believes that sufficient uncertainty exists regarding the realizability of the deferred tax assets such that valuation allowances equal to the entire balance of the deferred tax assets are necessary.

NOTE D - MANAGEMENT'S PLANS:
---------------------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred a net loss for the period from February 15, 1996 (inception) to December 31, 2000 aggregating $2,062,788 and incurred a loss of $1,713,837 for the year ended December 31, 2000. The Company has a deficiency in assets at December 31, 2000 of $1,080,098. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

Management has engaged the services of Capstone Select Capital Partners, LLC to assist in obtaining equity or debt financing in the amount of $3,000,000 to $9,000,000. The Company is also attempting to raise funds through other sources that are excluded from the Capstone agreement. Management believes the financing from Capstone and the other sources will provide sufficient funding to enable the Company to begin generating revenues within four months. These anticipated sales will generate cash flows sufficient to enable the Company to operate for at least the next twelve months.

NOTE E - RELATED PARTY TRANSACTIONS:
-----------------------------------

The Company has engaged Mountain Share Transfer (a company owned by the wife of Mr. Powell) to act as stock transfer agent. No compensation has been paid to Mountain Share Transfer in connection with these services.

Global Network Media (GNM, which owns 4,917,900 shares or 17% of the Company's stock) and Dynacor Systems, Inc (which owns 2,401,900 shares or 8% of the Company's stock) provide certain services for the Company. During the year ended December 31, 2000, GNM and Dynacor provided services aggregating $524,318, of which $500,000 was converted into a note payable over 30 years (see Note B).

UINFO International, Inc., a Colorado company entered into an agreement with the Company in October, 2000 to provide certain software development for the Company. The agreement is to be completed in three phases, and calls for a total of 2,000,000 shares of Company stock to be issued and held in escrow pending completion of the contract. 666,667 of these shares were earned at the completion of phase I, completed in December, 2000. In addition to the common stock, UINFO is to be paid $1,500,000. Of this amount, $500,000 was earned at the completion of phase I. UINFO agreed to convert this $350,000 of this amount to a 30 year note (See Note B).
                                      F-11

                                Mind2Market, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
  Years ended December 31, 2000 and 1999, and the period from February 15, 1996
                        (inception) to December 31, 2000

NOTE F: STOCK OPTIONS:
---------------------

During November, 2000 the Company granted to its CEO options to purchase 350,000 shares of its common stock at the lesser of $1.00 or any lower per share price that the shares are offered for investment through a 506D private placement memorandum until November 1, 2001. These options shall be exercisable for up to three years from the date hereof.

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation." Accordingly, the Company continues to account for options using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25.

Because the exercise price is not determinable, it is not possible to estimate the fair value of the options.