Form 10QSB
period 2001-03-31
MIND2MARKET INC
filed 2001-06-13
CIK 1076044

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                 Commission File Number
-----------------                                 ----------------------
March 31, 2001                                         000-28711


                               MIND2MARKET, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


            Colorado                                     84-1361341
--------------------------------                        -------------------
     (State of incorporation)                           (I.R.S. Employer
                                                        Identification No.)

          777 S. Wadsworth Boulevard, Suite B1-200, Lakewood, CO 80226
          ------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (800) 569-5317


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

                  29,711,457 common shares as of March 31, 2001



                                MIND2MARKET, INC
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                       MARCH 31,               DECEMBER 31,
                                                                         2001                     2000
                                                                       ---------               ------------
 ASSETS

 Current assets:
 Cash                                                                            $ 341                   $ 868
 Employee advances                                                               1,500                   1,000
                                                                 ----------------------    --------------------
 Total current assets                                                            1,841                   1,868


 Property and equipment:
 Property and equipment                                                         42,801                  42,801
 Less accumulated depreciation                                                 (25,347)                (23,217)
                                                                 ----------------------    --------------------
 Net property and equipment                                                     17,454                  19,584

 Other assets:

 Manufacturing and marketing rights and patents                                  2,375                   2,375
 Less accumulated amortization                                                     (97)                    (57)
                                                                 ----------------------    --------------------
 Total other assets                                                              2,278                   2,318
                                                                 ----------------------    --------------------
 Total assets                                                                 $ 21,572                $ 23,770
                                                                 ======================    ====================

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
 Accounts payable                                                            $ 701,513               $ 169,115
 Accrued salaries                                                               67,000                  37,000
 Payroll taxes payable                                                          11,737                   8,753
 Current portion of long-term debt                                               3,552                   3,660
                                                                 ----------------------    --------------------
 Total current liabilities                                                     783,802                 218,528

 Long-term liabilities - loans from stockholders                             1,010,599                 885,340

 Stockholders' equity:

 Preferred stock; authorized 5,000,000 shares $0.10 par value;
           none issued                                                               -                       -

 Common stock; authorized 50,000,000 shares, $.0001 par value;
           29,711,457 issued at March 31, 2001 and
                29,035,790  issued at December 31, 2000                          2,980                   2,904
 Paid-in-capital                                                             1,155,378                 979,786
 Retained earnings (deficit)                                                (2,931,187)             (2,062,788)

           Total stockholders' equity                                       (1,772,829)             (1,080,098)
                                                                 ----------------------    --------------------
 Total liabilities and stockholders' equity                                   $ 21,572                $ 23,770
                                                                 ======================    ====================


                             SEE ACCOMPANYING NOTES



MIND2MARKET, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENTS OF OPERATIONS
                                                                                           Period from
                                                                      Three months         February 15, 1996
                                                                         Ended             (Inception) to

                                                          3/31/01             3/31/00               3/31/01
                                                          -------             -------               -------

 Revenues - other                                             $ -                 $ -               $ 3,463

 Cost of sales                                                  -                   -                     -
                                                 -----------------   -----------------    ------------------
 Gross profit                                                   -                   -                 3,463

 Operating costs:

 Administrative costs                                     868,399               7,752             2,934,650

 Net loss                                               $(868,399)           $ (7,752)         $ (2,931,187)
                                                 =================   =================    ==================

 Net loss per share                                       $ (0.03)            $ (0.00)              $ (0.51)
                                                 =================   =================    ==================

 Weighted average shares outstanding                   29,046,231           3,006,600             5,803,512
                                                 =================   =================    ==================



                             SEE ACCOMPANYING NOTES



MIND2MARKET, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENTS OF CASH FLOWS

                                                                                                       Period from
                                                                                  Three months         February 15, 1996
                                                                                     Ended             (Inception) to
                                                                      3/31/01             3/31/00               3/31/00
                                                                      -------             -------               -------
 Net (Loss)                                                         $(868,399)           $ (7,752)         $ (2,931,187)
 Adjustments to reconcile net loss to cash
      used in operations:
 Depreciation                                                           2,131               2,070                25,347
 Amortization                                                              40               5,580                98,741
 Common stock issued for interest                                                                               110,000
 Common stock issued for services                                     175,667                   -               411,721
 (Increase) decrease in assets                                           (500)                  1               212,360
 Increase (decrease) in current liabilities                           565,384              (7,200)              780,251
                                                             -----------------   -----------------    ------------------
 Net cash used in operating activities                               (125,678)             (7,301)           (1,292,768)

 Cash flows from investing activities:
 Purchase of property and equipment                                         -                   -               (42,801)
                                                             -----------------   -----------------    ------------------
 Net cash used in investing activities                                      -                   -               (42,801)

 Cash flows from financing activities
 Common stock issued for cash                                               -                   -               181,066
 Loans from stockholders                                              125,151               7,248             1,154,844
                                                             -----------------   -----------------    ------------------
 Cash provided by (used in) financing activities                      125,151               7,248             1,335,910
                                                             -----------------   -----------------    ------------------
 Net (decrease) increase in cash                                         (527)                (53)                  341

 Cash, beginning of period                                                868               1,336                     -
                                                             -----------------   -----------------    ------------------

 Cash, end of period                                                    $ 341             $ 1,283                 $ 341
                                                             =================   =================    ==================

 Supplemental cash flow information:

 Common stock issued for patent rights                                                                        $ 125,000
                                                                                                      ==================
 Spinoff from Nelx, Inc.                                                                                      $ 187,500
                                                                                                      ==================

 Common stock issued for services                                                                             $ 411,721
                                                                                                      ==================

 Common stock issued as consideration for loans                                                               $ 250,695
                                                                                                      ==================



                             SEE ACCOMPANYING NOTES



MIND2MARKET, INC
(A development stage company)
UNAUDITED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM DECEMBER 31, 1999 TO MARCH 31, 2001


                                                                                 Additional
                                              Common Stock                         Paid-in            Accumulated
                                            Shares             Amount              Capital              Deficit
                                            ------             ------            ----------           -----------
 Balance, January 1, 2000                        3,381,600           $ 338           $ 523,617            $ (348,951)

 Stock issued for services:                                                                                        -
               $.25 per share                       25,000               3              12,498
               $1.00 per share                       6,000               1               1,499

 Stock issued for technology
      rights                                    23,740,000           2,374                   -                     -

 Stock issued to settle loans                      916,523              91             200,603                     -

 Stock issued for cash - $.25
      per share                                    300,000              30              74,970                     -

 Stock issued to Uinfo - $.25
      per share                                    666,667              67             166,600                     -

 Net loss for year                                       -               -                   -            (1,713,837)
                                           ----------------   -------------   -----------------    ------------------
 Balance, December 31, 2000                     29,035,790           2,904             979,787            (2,062,788)

 Stock issued for services - $1.00                   9,000               9               8,991
      per share
 Stock issued to Uinfo - $.25
      per share                                    666,667              67             166,600

 Net loss for period                                                                                        (868,399)
                                           ----------------   -------------   -----------------    ------------------
 Balance, March 31, 2001                        29,711,457         $ 2,980         $ 1,155,378          $ (2,931,187)
                                           ================   =============   =================    ==================


                             SEE ACCOMPANYING NOTES

                                Mind2Market, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
         Three months ended March 31, 2001 and 2000, and the period from
                February 15, 1996 (inception) to March 31, 2001

NOTE A -  DESCRIPTION  OF THE  BUSINESS  AND SUMMARY OF  SIGNIFICANT  ACCOUNTING
--------------------------------------------------------------------------------
POLICIES:
--------

Interim financial information
-----------------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2000.

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

The calculation of basic earnings per share is as follows:

                                                                      Period from
                                                                      February 15,
                                              Three months ended      1996 (inception)
                                                    March 31,         to March 31,
                                              2001          2000      2001
                                              ----          ----      ----------------
Net loss                                      ($868,399)    ($7,752)  ($2,931,187)
                                             ===========  ==========  ============
Weighted average shares outstanding          29,046,231   3,006,600     5,803,512
                                             ===========  ==========  ============
Basic earnings (loss) per share                  ($0.03)     ($0.00)       ($0.51)
                                             -----------  ----------  ------------


NOTE B - MANAGEMENT'S PLANS:
---------------------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred a net loss for the period from February 15, 1996 (inception) to March 31, 2001 aggregating $2,931,187 and incurred a loss of $868,399 for the three months ended March 31, 2001. The Company has a deficiency in assets at March 31, 2001 of $1,772,829. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

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

ITEM 2.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

RESULTS OF OPERATIONS FOR QUARTER ENDED MACH 31, 2001 COMPARED TO QUARTER ENDED MARCH 31, 2000

     The Company had no revenues during the quarter in 2001 or 2000. Operations during the quarter in 2001 consisted of website design, systems integration, initial marketing, and organizational efforts.

     The Company incurred expenses of $868,399 in the quarter in 2001 compared to $7,752 in expenses in the quarter in 2000. The Company had a loss of ($868,399) in the quarter in 2001 compared to a loss of ($7,752) in the quarter in 2000. The loss per share was ($.03) in the quarter in 2001 and nominal in 2000.

     The trend of operating losses is expected to continue indefinitely until and unless the Company is able to generate or develop business revenues for which there is no assurance.


LIQUIDITY AND CAPITAL RESOURCES

     The Company had $341 cash capital at the end of the period and current liabilities exceeded current assets by $783,802. The company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

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

Date: June 12, 2001

                                              MIND2MARKET, INC.


                                              /s/ James Clark
                                              -----------------------------
                                              James Clark, CEO