Form 10QSB
period 2001-06-30
MIND2MARKET INC
filed 2001-08-20
CIK 1076044

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                 Commission File Number
-----------------                                 ----------------------
June 30, 2001                                         000-28711


                               MIND2MARKET, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


            Colorado                                     84-1361341
--------------------------------                        -------------------
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

                  29,957,457 common shares as of June 30, 2001


MIND2MARKET, INC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

                                                                        JUNE 30,                 DECEMBER 31,
                                                                         2001                        2000
                                                                      ------------              --------------
ASSETS

Current assets:
Cash                                                                              $ 532                      $ 868
Employee advances                                                                 1,500                      1,000
                                                                 -----------------------    -----------------------
Total current assets                                                              2,032                      1,868


Property and equipment:
Property and equipment                                                           42,801                     42,801
Less accumulated depreciation                                                   (27,478)                   (23,217)
                                                                 -----------------------    -----------------------
Net property and equipment                                                       15,323                     19,584

Other assets:

Manufacturing and marketing rights and patents                                   29,794                      2,375
Less accumulated amortization                                                      (136)                       (57)
                                                                 -----------------------    -----------------------
Total other assets                                                               29,658                      2,318
                                                                 -----------------------    -----------------------
Total assets                                                                   $ 47,013                   $ 23,770
                                                                 =======================    =======================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                              $ 856,473                  $ 169,115
Accrued salaries and other expenses                                             106,579                     37,000
Payroll taxes payable                                                            16,862                      8,753
Current portion of long-term debt                                                 3,552                      3,660
                                                                 -----------------------    -----------------------
Total current liabilities                                                       983,466                    218,528

Long-term liabilities - loans from stockholders                               1,039,599                    885,340

Stockholders' equity:

Preferred stock; authorized 5,000,000 shares $0.10 par value;
           none issued                                                                -                          -

Common stock; authorized 50,000,000 shares, $.0001 par value;
           29,957,457 issued at June 30, 2001 and
                 29,035,790  issued at December 31, 2000                          2,996                      2,904
Paid-in-capital                                                               1,216,861                    979,786
Retained earnings (deficit)                                                  (3,195,909)                (2,062,788)
                                                                 -----------------------    -----------------------
           Total stockholders' equity                                        (1,976,052)                (1,080,098)
                                                                 -----------------------    -----------------------
Total liabilities and stockholders' equity                                     $ 47,013                   $ 23,770
                                                                 =======================    =======================

                             SEE ACCOMPANYING NOTES


MIND2MARKET, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENTS OF OPERATIONS
                                                                                                                  Period from
                                                      Three months                          Six months            February 15, 1996
                                                         Ended                                Ended               (Inception) to
                                               JUNE 30          JUNE 30      JUNE 30,                JUNE 30,         JUNE 30,
                                                2001               2000         2001                    2000            2001
                                           -------------      ---------    -------------         ------------     -----------------

Revenues - other                                    $ -           $ 13              $ -              $ 284              $ 3,463

Cost of sales                                         -              -                -                  -                    -
                                            ------------   ------------    -------------     --------------     ----------------
Gross profit                                          -             13                -                284                3,463

Operating costs:

Administrative costs                            264,722          9,004        1,133,121             17,027            3,199,372
                                            ------------   ------------    -------------     --------------     ----------------
Net loss                                      $(264,722)      $ (8,991)    $ (1,133,121)         $ (16,743)        $ (3,195,909)
                                            ============   ============    =============     ==============     ================

Net loss per share                              $ (0.01)       $ (0.00)         $ (0.04)           $ (0.01)             $ (0.45)
                                            ============   ============    =============     ==============     ================

Weighted average shares outstanding          29,869,424      3,131,600       29,456,402          3,131,600            7,076,377
                                            ============   ============    =============     ==============     ================


                             SEE ACCOMPANYING NOTES


MIND2MARKET, INC
(A development stage company)
UNAUDITED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM DECEMBER 31, 1999 TO JUNE 30, 2001


                                                                                   Additional
                                               Common Stock                         Paid-in               Accumulated
                                        Shares                Amount                Capital                 Deficit
                                        ------                ------              ------------            ------------
Balance, January 1, 2000                   3,381,600            $ 338             $ 523,617               $ (348,951)

Stock issued for services:                                                                                         -
                $.25 per share                25,000                3                12,498
                $1.00 per share                6,000                1                 1,499

Stock issued for technology
     rights                               23,740,000            2,374                     -                        -

Stock issued to settle loans                 916,523               91               200,603                        -

Stock issued for cash - $.25
     per share                               300,000               30                74,970                        -

Stock issued to Uinfo - $.25
     per share                               666,667               67               166,600                        -

Net loss for year                                  -                -                     -               (1,713,837)
                                        -------------   --------------    ------------------    ---------------------
Balance, December 31, 2000                29,035,790            2,904               979,787               (2,062,788)

Stock issued for services - $1.00              9,000                9                 8,991
     per share
Stock issued to Uinfo - $.25
     per share                               666,667               67               166,600
Stock issued for cash - $.25
     per share                               246,000               16                61,483

Net loss for period                                                                                       (1,133,121)
                                        -------------   --------------    ------------------    ---------------------
Balance, June 30, 2001                    29,957,457          $ 2,996           $ 1,216,861             $ (3,195,909)
                                        =============   ==============    ==================    =====================

SEE ACCOMPANYING NOTES


MIND2MARKET, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENTS OF CASH FLOWS                                                                                 Period from
                                                               Three months                  Six months            February 15, 1996
                                                                  Ended                        Ended               (Inception) to
                                                       JUNE 30        JUNE 30         JUNE 30,          JUNE 30,      JUNE 30,
                                                        2001            2000            2001              2000          2001
                                                     -----------    ------------    -------------      ----------- ----------------
Net (Loss)                                            $(264,722)        $ (8,991)   $(1,133,121)      $ (16,743)   $ (3,195,909)
Adjustments to reconcile net loss to cash
     used in operations:
Depreciation                                              2,131            2,070          4,261          11,161          27,478
Amortization                                                 40            5,580             80           4,140          98,780
Common stock issued for interest                                                                                        110,000
Common stock issued for services                              -                -              -               -         236,054
(Increase) decrease in assets                           (27,420)          (5,364)       (27,920)         (5,364)       (129,938)
Increase (decrease) in current liabilities              199,664            3,716        765,047          (3,484)        979,914
                                                  --------------   --------------  -------------   -------------   -------------
Net cash used in operating activities                   (90,308)          (2,989)      (391,653)        (10,290)     (1,873,621)

Cash flows from investing activities:
Purchase of property and equipment                            -           (1,531)             -          (1,531)        (42,801)
                                                  --------------   --------------  -------------   -------------   -------------
Net cash used in investing activities                         -           (1,531)             -          (1,531)        (42,801)

Cash flows from financing activities
Common stock issued for cash                             61,500                -        237,166               -         873,803
Loans from stockholders                                  29,000            3,500        154,151          10,747       1,043,151
                                                  --------------   --------------  -------------   -------------   -------------
Cash provided by (used in) financing activities          90,500            3,500        391,317          10,747       1,916,954
                                                  --------------   --------------  -------------   -------------   -------------
Net (decrease) increase in cash                             192           (1,020)          (336)         (1,074)            532

Cash, beginning of period                                   340            1,282            868           1,336               -

                                                  --------------   --------------  -------------   -------------   -------------
Cash, end of period                                       $ 532            $ 262          $ 532           $ 262           $ 532
                                                  ==============   ==============  =============   =============   =============

Supplemental cash flow information:

Common stock issued for patent rights                                                                                 $ 125,000
                                                                                                                   =============
Spinoff from Nelx, Inc.                                                                                               $ 187,500
                                                                                                                   =============
Common stock issued for services                                                                                      $ 236,054
                                                                                                                   =============
Common stock issued as consideration for loans                                                                        $ 250,695
                                                                                                                   =============


SEE ACCOMPANYING NOTES

                                Mind2Market, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
     Three month and six month periods ended June 30, 2001 and 2000, and the period from February 15, 1996 (inception) to June 30, 2001

NOTE A - DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
--------------------------------------------------------------------------
POLICIES:
---------

Interim financial information
-----------------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2000.

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

Earnings per share:
-------------------
Basic earnings per share is the amount of earnings for the period available to each share of common stock outstanding during the period. The number of shares outstanding is computed based on a daily weighted average.


The calculation of basic earnings per share is as follows:

                                                                                                       Period from
                                                                                                       February 15,
                                            Three months ended            Six months ended             1996 (inception)
                                                 June 30,                     June 30,                 to June 30,
                                         2001             2000           2001           2000           2001
                                       ---------       ----------      --------      ----------        ----------------
Net loss                                ($264,722)      ($8,991)      ($1,133,121)    ($16,743)       ($3,195,909)
                                       ===========    ==========      ============   ==========       ============
Weighted avereage shares outstanding   29,869,424     3,131,600        29,456,402    3,131,600          7,076,377
                                       ===========    ==========      ============   ==========       ============
Basic earnings (loss) per share            ($0.01)       ($0.00)           ($0.04)      ($0.01)           ($0.045)
                                       -----------    ----------     -------------  -----------       ------------



NOTE B - MANAGEMENT'S PLANS:
----------------------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred a net loss for the period from February 15, 1996 (inception) to June 30, 2001 aggregating $3,195,909 and incurred a loss of $1,133,121 for the six months ended June 30, 2001. The Company has a deficiency in assets at June 30, 2001 of $1,976,052. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

Management has engaged the services of Capstone Select Capital Partners, LLC to assist in obtaining equity or debt financing in the amount of $3,000,000 to $9,000,000. The Company is also attempting to raise funds through other sources that are excluded from the Capstone agreement. Management believes the financing from Capstone and the other sources will provide sufficient funding to enable the Company to begin generating revenues within three months. These anticipated sales will generate cash flows sufficient to enable the Company to operate for at least the next twelve months.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

RESULTS OF OPERATIONS FOR QUARTER ENDED JUNE 30, 2001 COMPARED TO SAME PERIOD IN 2000

     During the three-month period ended June 30, 2001, the Company had no ($0) revenues as compared to $13 in the same period in 2000. Net loss for the three-month period ended June 30, 2001 was ($264,722) or ($0.01) per share, while the same period in 2000 resulted in a loss of ($8,991) or ($0.00) per share.


RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SAME PERIOD IN 2000

     During the six-month period ended June 30, 2001, the Company had no ($0) revenues as compared to $284 in the same period in 2000. Net loss for the six-month period ended June 30, 2001 was ($1,133,121) or ($0.04) per share while the same period in 2000 resulted in a loss of ($16,743) or ($0.01) per share.


LIQUIDITY AND CAPITAL RESOURCES

     The Company had $532 cash capital at the end of the period and current liabilities exceeded current assets by $981,434. The company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

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

Date: August 20, 2001

                                              MIND2MARKET, INC.


                                              /s/ James Clark
                                              -----------------------------
                                              James Clark, CEO