Form 10QSB
period 2001-09-30
MIND2MARKET INC
filed 2001-12-05
CIK 1076044

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                 Commission File Number
-----------------                                 ----------------------
September 30, 2001                                      000-28711


                               MIND2MARKET, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


            Colorado                                     84-1361341
--------------------------------                        -------------------
     (State of incorporation)                           (I.R.S. Employer
                                                        Identification No.)

            777 S. Wadsworth Blvd., Suite B1-200, Lakewood, CO 80226
           ----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (866) 537-0340


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

                32,043,457 common shares as of September 30, 2001


MIND2MARKET, INC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                2001               2000
                                                           ----------------   ---------------
 ASSETS

 Current assets:
 Cash                                                              $ 5,410             $ 868
 Employee advances                                                   1,500             1,000
                                                           ----------------   ---------------
 Total current assets                                                6,910             1,868


 Property and equipment:
 Property and equipment                                             42,801            42,801
 Less accumulated depreciation                                     (29,608)          (23,217)
                                                           ----------------   ---------------
 Net property and equipment                                         13,193            19,584

 Other assets:

 Manufacturing and marketing rights and patents                     51,244             2,375
 Less accumulated amortization                                        (176)              (57)
                                                           ----------------   ---------------
 Total other assets                                                 51,068             2,318
                                                           ----------------   ---------------
 Total assets                                                     $ 71,171          $ 23,770
                                                           ================   ===============

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
 Accounts payable                                                $ 897,074         $ 169,115
 Accrued salaries and other expenses                               106,579            37,000
 Payroll taxes payable                                              16,862             8,753
 Current portion of long-term debt                                   3,552             3,660
                                                           ----------------   ---------------
 Total current liabilities                                       1,024,067           218,528

 Long-term liabilities - loans from stockholders                   863,935           885,340

 Stockholders' equity:

 Preferred stock; authorized 5,000,000 shares $0.10 par value;
         none issued                                                     -                 -

 Common stock; authorized 50,000,000 shares, $.0001 par value;
         32,043,457 issued at September 30, 2001 and
         29,035,790  issued at December 31, 2000                     3,205             2,904
 Paid-in-capital                                                 1,739,651           979,786
 Retained earnings (deficit)                                    (3,559,687)       (2,062,788)
                                                           ----------------   ---------------
         Total stockholders' equity                             (1,816,831)       (1,080,098)
                                                           ----------------   ---------------
 Total liabilities and stockholders' equity                       $ 71,171          $ 23,770
                                                           ================   ===============


                             SEE ACCOMPANYING NOTES


 MIND2MARKET, INC.
 (A DEVELOPMENT STAGE COMPANY)
 UNAUDITED STATEMENTS OF OPERATIONS
                                                                                                                     Period from
                                                                                                                  February 15, 1996
                                                     Three Months Ended                 Nine Months Ended           (Inception) to
                                                   SEPT. 30      SEPT. 30          SEPT. 30          SEPT. 30          SEPT. 30
                                                     2001          2000              2001              2000              2001
                                                  ------------  ------------   ------------------   ------------  ------------------

 Revenues - other                                         $ -           $ -                  $ -          $ 284             $ 3,463

 Cost of sales                                              -             -                    -              -                   -
                                                  ------------  ------------   ------------------   ------------  ------------------
 Gross profit                                               -             -                    -            284               3,463

 Operating costs:

 Administrative costs                                 363,779       344,056            1,496,899        361,083           3,563,150
                                                  ------------  ------------   ------------------   ------------  ------------------
 Net loss                                           $(363,779)   $ (344,056)        $ (1,496,899)    $ (360,799)       $ (3,559,687)
                                                  ============  ============   ==================   ============  ==================

 Net loss per share                                   $ (0.01)      $ (0.02)             $ (0.05)       $ (0.05)            $ (0.43)
                                                  ============  ============   ==================   ============  ==================

 Weighted average shares outstanding               30,065,196    14,021,790           29,635,505      6,788,160           8,246,617
                                                  ============  ============   ==================   ============  ==================


                             SEE ACCOMPANYING NOTES


 MIND2MARKET, INC
 (A development stage company)
 UNAUDITED STATEMENT OF STOCKHOLDERS' EQUITY
 FOR THE PERIOD FROM DECEMBER 31, 1999 TO SEPTEMBER 30, 2001


                                                           Additional
                                      Common Stock          Paid-in       Accumulated
                                 Shares        Amount       Capital         Deficit
                                ------------  ----------  ------------   -------------
 Balance, January 1, 2000         3,381,600       $ 338     $ 523,617      $ (348,951)

 Stock issued for services:                                                         -
            $.25 per share           25,000           3        12,498
            $1.00 per share           6,000           1         1,499

 Stock issued for technology
      rights                     23,740,000       2,374             -               -

 Stock issued to settle loans       916,523          91       200,603               -

 Stock issued for cash - $.25
      per share                     300,000          30        74,970               -

 Stock issued to Uinfo - $.25
      per share                     666,667          67       166,600               -

 Net loss for year                        -           -             -      (1,713,837)
                                ------------  ----------  ------------   -------------
 Balance, December 31, 2000      29,035,790       2,904       979,787      (2,062,788)

 Stock issued for services - $.26   509,000          51       133,949
      per share
 Stock issued to Uinfo - $.25
      per share                   2,166,667         217       541,450
 Stock issued for cash - $.25
      per share                     332,000          33        84,465

 Net loss for period                                                       (1,496,899)
                                ------------  ----------  ------------   -------------
 Balance, September 30, 2001     32,043,457     $ 3,205   $ 1,739,651    $ (3,559,687)
                                ============  ==========  ============   =============



                             SEE ACCOMPANYING NOTES
                                      F-3


 MIND2MARKET, INC.
 (A DEVELOPMENT STAGE COMPANY)
 UNAUDITED STATEMENTS OF CASH FLOWS                                                                                Period from
                                                                         Three months               Nine months    February 15, 1996
                                                                  Ended                               Ended        (Inception) to
                                                   SEPT. 30      SEPT. 30          SEPT. 30          SEPT. 30         SEPT. 30
                                                     2001          2000              2001              2000             2001
                                                  ------------  ------------   ------------------   ------------  ------------------
 Net (Loss)                                         $(363,779)   $ (344,056)        $ (1,496,899)    $ (360,799)       $ (3,559,687)
 Adjustments to reconcile net loss to cash
      used in operations:
 Depreciation                                           2,131         2,070                6,392          6,210              29,608
 Amortization                                              40         5,596                  120         16,758              98,820
 Common stock issued for interest                                                                                           110,000
 Common stock issued for services                     125,000             -              125,000              -             361,054
 (Increase) decrease in assets                        (21,450)                           (48,870)        (5,364)           (151,388)
 Increase (decrease) in current liabilities            40,600       337,459              805,145        333,974           1,020,515
                                                  ------------  ------------   ------------------   ------------  ------------------
 Net cash used in operating activities               (217,459)        1,069             (609,112)        (9,221)         (2,091,078)

 Cash flows from investing activities:
 Purchase of property and equipment                         -             -                    -         (1,531)            (42,801)
                                                  ------------  ------------   ------------------   ------------  ------------------
 Net cash used in investing activities                      -             -                    -         (1,531)            (42,801)

 Cash flows from financing activities
 Common stock issued for cash                          23,000                            260,167                            896,802
 Loans from stockholders                              199,336        (1,000)             353,487          9,747           1,242,487
                                                  ------------  ------------   ------------------   ------------  ------------------
 Cash provided by (used in) financing activities      222,336        (1,000)             613,654          9,747           2,139,289
                                                  ------------  ------------   ------------------   ------------  ------------------
 Net (decrease) increase in cash                        4,877            69                4,542         (1,005)              5,410

 Cash, beginning of period                                533           262                  868          1,336                   -
                                                  ------------  ------------   ------------------   ------------  ------------------
 Cash, end of period                                  $ 5,410         $ 331              $ 5,410          $ 331             $ 5,410
                                                  ============  ============   ==================   ============  ==================

 Supplemental cash flow information:

 Common stock issued for patent rights                                                                                    $ 125,000
                                                                                                                          =========
 Divestiture from Nelx, Inc.                                                                                              $ 187,500
                                                                                                                          =========
 Common stock issued for services                                                                                         $ 361,054
                                                                                                                          =========
 Common stock issued as consideration for loans                                                                           $ 250,695
                                                                                                                          =========



                             SEE ACCOMPANYING NOTES
                                      F-4

                                Mind2Market, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
      Three month and nine month periods ended September 30, 2001 and 2000, and the period from February 15, 1996 (inception) to September 30, 2001

NOTE A -  DESCRIPTION  OF THE  BUSINESS  AND SUMMARY OF  SIGNIFICANT  ACCOUNTING
--------------------------------------------------------------------------------
POLICIES:
--------

Interim financial information
-----------------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2000.

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

The calculation of basic earnings per share is as follows:


                                                      Three months ended           Nine months ended               1996 (inception)
                                                      September 30,                September 30,                   to September 30,
                                                 2001                2000        2001                2001            2001
                                             -----------        -----------    -----------       ----------         ------------
Net loss                                      ($363,779)         ($344,056)    (1,496,899)       ($360,799)         ($3,559,687)
                                             ===========        ===========    ===========       ==========         ============
Weighted average shares outstanding          30,065,196         14,021,790     29,653,505        6,788,160            8,246,917
                                             ===========        ===========    ===========       ==========         ============
Basic earnings (loss) per shares                ($0.01)            ($0.02)        ($0.05)          ($0.05)             ($0.43)
                                             -----------        -----------    -----------       ----------         ------------


NOTE B - MANAGEMENT'S PLANS:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred a net loss for the period from February 15, 1996 (inception) to September 30, 2001 aggregating $3,559,687 and incurred a loss of $1,496,899 for the nine months ended September 30, 2001. The Company has a deficiency in assets at September 30, 2001 of $1,816,831. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

     The Company had no revenues for the period in 2001 and revenues of $284 in the period in 2000. The Company acquired technology rights which were in development in the third quarter, and as a result of acquiring work in progress on the technology, has incurred $1,496,899 in expenses for the nine month period in 2001 compared to $361,083 in expenses for the same period in 2000. The Company has incurred a net loss for the period of ($1,496,899) in 2001 and a net loss of ($360,799) for the period in 2000. The loss per share for the period was ($.05) in 2001 and 2000.

     The trend of losses at the rate of $350,000 to $500,000 per quarter can be expected to continue, as the Company proceeds with its efforts to develop its technology rights and begin marketing efforts.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2001 COMPARED TO SAME PERIOD IN 2000

     The Company had no revenues for the quarter ended September 30, 2001 and none in the same quarter in 2000. The Company incurred $363,779 in expenses in the quarter in 2001 compared to $344,056 in expenses in the quarter in 2000. The loss on operations was ($363,779) and ($344,056) in the quarter in 2001 and 2000 respectively. The loss per share was ($.01) in the quarter in 2001 compared to less than ($.02) in the quarter in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company suffers from a lack of operating capital and has commenced efforts to accomplish a private placement to fund its business and provide operating capital. The current liabilities at quarter end exceeded current assets by ($1,017,157). The Company will need to accomplish a private placement or loans in order to fund any continuing business operations. The Company has no other capital resources at this time from which to achieve operating capital.

                           PART II - OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

                  None

ITEM 2.           CHANGES IN SECURITIES

                    In August, 2001, the Company issued 1,500,000 shares of common stock, registered on Form S-8 to UINFO, Inc. for services in developing software. In August, 2001, the Company issued 509,000 shares of common stock, restricted, to a consultant for services rendered to the Company.

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

                        8-K filed September 4, 2001

                        Exhibits:

                        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 5, 2001

                                              MIND2MARKET, INC.


                                              /s/ James R. Clark
                                              -----------------------------
                                              JAMES R. CLARK, CEO