Form 10KSB
period 2001-12-31
MIND2MARKET INC
filed 2002-06-19
CIK 1076044

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10KSB

                            Annual Report Pursuant to
                       The Securities Exchange Act of 1934

 For the Fiscal Year Ended December 31, 2001 Commission file number: 000-28711

                                 CIK: 0001076044

                                MIND2MARKET, INC.
                               ------------------
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

COMMON STOCK $.0001 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

Yes X No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year: $0

Transitional Small Business Disclosure Format:

Yes No X

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2001: $1,368,438

Number of outstanding shares of the registrant's common stock, as of December 31, 2001: 34,866,457.

                                TABLE OF CONTENTS

                                                                            PAGE
PART I

ITEM
1. Business...............................................................   1
2. Properties.............................................................   5
3. Legal Proceedings......................................................   6
4. Submission of Matters to a Vote of Security Holders....................   6

PART II

5. Market for Registrant's Common Equity and Related Stockholder Matters...  6
6. Management's Discussion and Analysis of Financial Condition and
   Results of Operations...................................................  6
7. Financial Statements and Supplementary Data.............................  8
8. Changes in and Disagreements with Accountants on Accounting and
   Financial Disclosure....................................................  8

PART III

9. Directors and Executive Officers of the Registrant......................  8
10. Executive Compensation.................................................  11
11. Security Ownership of Certain Beneficial Owners and Management.........  15
12. Certain Relationships and Related Transactions.........................  18

PART IV

13. Exhibits, Financial Statement Schedules and Reports on Form 8-K........  20

Signature page.............................................................  21

ITEM 1. BUSINESS

HISTORY

The Company was formed as a Colorado Corporation in 1996 as NELX Marketing, Inc. It was formed as a wholly owned subsidiary corporation of NELX, Inc. It received limited capital of $11,500 from NELX, Inc. In October, 1996, NELX, Inc. agreed to divest the company. NELX Marketing, Inc. changed its name to Mind2Market, Inc. concurrent with the separation from NELX, Inc.


PRODUCTS DESCRIPTION

The initial proposed products to be marketed were a Radar Beacon and the AeroLink distress signals device. These products were conceived and patented by RadarFind, Inc. of Denver, Colorado. Radarfind, Inc. completed the initial development and testing of the aerodynamic balloon products for the outdoor land and marine markets and subsequently conveyed manufacturing and marketing rights to the company. The balloon in the products has a unique design which enables it to sustain its upward flight in very high winds. There are no other balloon products available capable of this flight performance. RadarFind, Inc. obtained patents and Mind2Market has licensed all development rights on the products under the manufacturing and marketing agreement. Due to the inability to raise sufficient capital or to achieve sales to put the product designs in production, the effort to pursue these products was put on hold and the rights to develop and market them was eventually licensed to a non-affliliated company in October 2001.

BUSINESS

As a new business direction and endeavor on August 19, 2000, the Company entered into an Agreement to acquire the rights to state of the art technology from Global Network Media, Inc, which provides the capability of marketing and distributing music over the Internet, while at the same time offering accountability and copyright protection. The process protects the copyrighted nature of the material from unauthorized digital copying or distribution. It also provides an accounting system that assures all parties that have an interest in the copyrighted media, its sale and distribution are appropriately compensated. Further, the technology is designed to securely distribute any digital or digitized information. Included is the ability to distribute proprietary and/or copyrighted intellectual property over the Internet while prohibiting unauthorized use or copying by unauthorized users. The data cannot be copied to and used on any device other than the one to which it was transmitted. This technology can also be used in conjunction with a Secured Internet Media (SIM) Player, a proprietary technology for reading and playing the secured data. The Company has secured the exclusive development, manufacturing and licensing rights for this system based on techniques described in and protected by the four pending patent applications owned by James R. Clark.

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

In addition to the secured Internet distribution system, M2M is in process of developing the manufacturing capability to provide customers with the opportunity to purchase two types of physical CD's. First, customers may order standard CD's released by individual artists. Second, customers may customize a CD by selecting songs from a combination of artists and/or albums. M2M believes there is a very large target market of consumers that will customize CD's. This compellation CD will be manufactured and mailed to the customer in a true after sale manufacturing system that can deliver the custom CD in a timely fashion.

The initial marketing emphasis has been on establishing an artist base for promoting and distributing music over the Internet. M2M has developed business relationships with a number of record companies and artists, and continues to pursue contractual relationships with others in the music industry.

M2M has created a design of an innovative platform on which it will promote artists in all popular musical genres, such as alternative, blues, country & western, dance, gospel, hip hop, jazz, punk, rock, pop, heavy metal, techno and world gospel. The platform is designed to provides complete sales and service for record companies and artists as well as full accounting for all transactions. The company does not have the capital to implement the platform.

A long-term goal of the company is to expand the service to include video, books, and other digital media while addressing the same copyright protection issues.

M2M also plans on developing "second-tier" businesses, to complement the Internet distribution system and provide additional revenue with minimal capital investment. These include the distribution of artist's music promotional products via the Internet and a music industry magazine.

The system emphasizes the use of existing personal computers as the point of sale and end distribution. Thus, no additional hardware needs to be marketed to implement the system and is available to the millions of customers who have personal computers. When customers wish to access music on a vendor's site, they are first directed to M2M's authentication software server from which they can download patented software that will assign a unique Secured Internet Device
(SID) identification number to their personal computer. They are then prompted to register for the service by supplying billing information and authorization. At that point their personal computer becomes authenticated SIDS. Furthermore, this process does not have to be repeated unless they change their hardware configuration. Once authenticated, the customers can then access the vendors' servers, browse through their music selections, sample music (as allowed by the vendor) and purchase and download their selections. When the purchase is made, the download is accomplished through the M2M Secured Distribution Server, which provides encryption, watermarking, billing and accounting services.

M2M's technology is designed to provide the authenticated accounting of all products sold. M2M's system is designed to supply to all artists and record companies reliable figures for accurate distribution of royalty payments on a timely basis. Direct Internet digital distribution has long promised to become the ultimate solution in low cost distribution of intellectual property, but copy protection and security has always been a problem. This technology provides the accountability and necessary protection of this property.

With the present invention, each personal computer modem provides transfer of the audio and music content from a private web site, only accessible from a registered personal computer. The control given by this restricted accessibility provides a cost-effective solution to the legal problems that have recently arisen from unauthorized distribution of copyright protected audio and music content over the Internet.

The Secured Internet Media Player (SIMP) is a copyright compatible MP3 type player for the Internet that uses the same secured internet distribution system for accessing and purchasing music. The first design utilizes commercial-off-the-shelf (COTS) components with custom developed software that incorporates the patented technology. This approach provides for timely access to the marketplace. A follow-on design is planned that will incorporate special compression technology along with customized chip design that will provide an updated enhanced version of the player that will be faster and provide more storage capability.

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

RISKS OF PROJECT

Working Capital Needs. The working capital needs of the Company consist primarily of research and development, product and market testing, manufacturing and marketing of products if any are developed to a commercial stage. It is estimated that $3 to $5 million is needed for working capital of which there is no assured source.

In the event that the development of the technology application and implementation is delayed, the effect could be catastrophic to the Company's business plan, because other competitors might establish market acceptance so strongly that it would effectively lock out the Company's entry into the market.

To date, the development and implementation of the technology application has progressed slower than desired due to limited funding. A working site is now available at www.m2mkt.com where a limited amount of music from artists under contract is available for preview and purchase. Failure to achieve goals in the remaining development or implementation of the technology application will materially and adversely impact the Company's ability to attempt market acceptance and penetration in a timely manner, which could allow competitors to substantially or partially establish superior market position and possible dominance.

This type of adverse event would also materially and adversely affect the investors possibility of return on investment, return of investment, future operating results, and financial condition, and repeated delays or failures could easily cause the Company to fail entirely. If the Company is unable to raise enough capital to complete the development and implementation of its technology application, it could also cause the Company's inability to complete a marketable service from which to ever achieve adequate revenues.

                            Operating Budget 2002(*)


ADMINISTRATION EXPENSE
 Salaries                                                            $  573,000
 Consultants                                                         $  133,000
 General Administration Expenses                                     $  139,000
 Facilities                                                          $  127,000
                                                                  --------------
Total Administration Expenses                                        $  972,000
                                                                  --------------
MARKETING AND PUBLIC RELATIONS EXPENSE
 Advertising                                                         $  788,000
 Salaries & Contractors                                              $  643,000
 General Marketing Expenses                                          $  286,000
                                                                  --------------
TOTAL MARKETING EXPENSES                                             $1,717,000
                                                                  --------------
DEVELOPMENT, IMPLEMENTATION AND PRODUCTION EXPENSE
 Software Development & Implementation                               $1,250,000
 Hardware: Internet & Production                                     $   80,000
 Patent Development/Protection                                       $   90,000
                                                                  --------------
Total Capital Cost                                                   $1,420,000
                                                                  --------------

Salaries - Implementation Administration                             $  320,000
 Production Labor Cost                                               $  283,000
 Misc. - Production Expenses                                         $  121,000
                                                                  --------------
Total Development and Implementation Expenses                        $  724,000
                                                                  --------------
Total Operating Expenses                                             $4,833,000
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

It is anticipated that $4,833,000 capital will be needed to finance operations for 2002 under the budget set forth above for which the Company does not have any commitment. Without accounting for any revenues, management estimates that the Company's capital requirements will not exceed $10 Million. This includes the funding needed for the complete development and implementation of the secure Internet marketing and distribution system. Management intends to raise this capital from private sources, using its shares in private placements.

The Company has entered into an agreement with UINFO, a US-based subsidiary of a foreign firm, to develop a digital data distribution system for the exclusive use of the Company. UINFO has agreed to develop a software system to distribute music electronically and handle the accounting work resulting from these sales. For the software, the Company has agreed to pay UINFO $1.5 million and to issue 2 million shares of stock to UINFO which stock has been issued. Under the Agreement the Company would have exclusive rights to this software, and will pay UINFO 10% of advertising funds generated by using the UINFO-designed software. The corporations are not partners, nor are they participating in a joint venture. Due to delays in funding, the Company has issued additional shares to UINFO ( 3 million) in lieu of some of the cash payment, but the balance of the cash payment has not been made and the development contract is in default. The company does not know whether the Agreement can be reinstated under its original terms.

(b) Parents and Subsidiaries: None

(2) DEPENDENCE ON A SINGLE CUSTOMER OR A FEW CUSTOMERS.

a) The digital download technology is not anticipated to rely on a single customer but public users. Revenues are conceived to be from download service fees. At year end the Company had no significant revenues.

b) Client Services revenues - none

(3) BACKLOG OF ORDERS. None

(4) GOVERNMENT CONTRACTS. None

(5) COMPETITIVE CONDITIONS.

a) There are a number of competitors in the music/digital download market all of which have much larger capital availability and established businesses, and operating technology when compared to the Company. MP3, Vivedi, Intertrust, Microsoft, BMI, and others are major companies with competitive systems and software.

(6) REGISTRANT SPONSORED RESEARCH AND DEVELOPMENT. The company will continue to incur development costs to integrate software and refine the total system for the Company. Projected costs are $1.25 million to complete. In addition, in the future, the Company anticipates spending another $1.25 million for enhancements and refinements to the website if funds become available

(7) COMPLIANCE WITH ENVIRONMENTAL LAWS AND REGULATIONS.

Since it is no longer actively pursuing the Radar Beacon and Emergency Locator products, the operations of the Company are no longer believed to be, in any significant material way, subject to local, state and federal laws and regulations governing environmental quality and pollution controls. The Company is unable to assess or predict at this time what effect additional regulations or legislation could have on its activities.

(8) NUMBER OF PERSONS EMPLOYED. As of December 31, 2001, the Company had three employees, its President, Douglas Webber; CEO, James R. Clark; and Secretary/Treasurer, Charles H. Jacobson. The Company also relies on consulting and contract services for much of its development and administrative effort.

ITEM 2. PROPERTIES
------------------
The Company does not own any real property but has a 2 year lease on office space in New York, for $1750 per month from a non-affiliate.

ITEM 3. LEGAL PROCEEDINGS
-------------------------
The Company is not aware of any current or pending legal action.

No director, officer or affiliate of Mind2Market, Inc., and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to Mind2Market, Inc. or has a material interest adverse to it in reference to pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters have been submitted to shareholders for approval in the year 2001.

PART II

ITEM 5. MARKET FOR MIND2MARKET, INC.'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION
--------------------------------------------------------------------------------

As of December 31, 2001, there were 209 registered holders of shares of the outstanding common stock of the Company. The Company's common stock was traded on the "Over-the-Counter" Bulletin Board market from June 2001 under the symbol MTMI through April 2002, but is now traded in the Pink Sheets. No dividends have been paid to shareholders to date and no assurance can be made that any dividends will ever be paid to shareholders.

Prices shown are closing prices without adjustments, interdealer markups, commissions or discounts.

2001              High              Low
----              ----              ---

1st Quarter       no quotes         no quotes
2nd Quarter       no quotes         no quotes
3rd Quarter       .11               .10
4th Quarter       .35               .07

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

RESULTS OF OPERATIONS FOR YEAR ENDED DECEMBER 31, 2001 AS COMPARED TO PRIOR YEAR 2000.

     The Company had no operations revenues in year 2001 or 2000 and had minimal miscellaneous revenues. The Company incurred increased expenses in 2001 as a result of attempting to develop its technology license, which needed development. The Company accrued or expended $2,959,335 in total expenses in 2001, which exceeded 2000 expenses of $1,714,132 by over $1,245,000. The expenses were related to the new technology development effort of the Company. The largest items of expense in 2001 were $39,424 in interest accrual, $346,240 in salaries and contract labor, $1,316,245 in research and development, and $1,055,736 in consulting costs.

     By comparison, in 2000, the Company had interest expense of $110,000, $173,070 in marketing expense, $814,171 in product development, 282,281 salaries and contract labor. Directors fees in 2000 were $12,500 compared to none in 2001. The operating loss for 2001 ($2,951,551) compared to ($1,713,837) in 2000.
The loss per share was ($.10) in 2001 and ($.18) in 2000.

     The trend of operating losses will continue at the current rate or a higher rate as the Company attempts to develop its technology.

LIQUIDITY

     The Company expects that its need for liquidity will increase for the coming year under its budget to complete development and market its product if commercial products can be achieved.. The Company is seeking additional capital to market the product. Several avenues are being pursued at this time to acquire the necessary funding. In 2001 the Company made a private placement pursuant to Rule 506, Regulation D in which it raised $132,947 from sale of 532,000 shares for cash.

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

     The Company's current assets $3,000 at December 31, 2001, were exceeded by its current liabilities, by ($1,872,361).

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

No additional employees are planned for hiring unless capital can be achieved. No additional assets purchases are planned.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

The response to this item is included as a separate exhibit to this report. Please see pages F-1 through F-11.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

VAN DORN & BOSSI have audited the Company's records since inception. There were no disagreements with them on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS AND SIGNIFICANT MEMBERS OF MANAGEMENT
-------------------------------------------------------------------------------

DIRECTORS

(a) As of 12-31-2001, the following persons are currently serving as directors of the Company. Certain information regarding each director is set forth below, including each individual's principal occupation, and the year in which the individual was elected a director of the Company or one of its predecessor companies. Ron Powell, the previous President of M2M, moved to the position of Vice-President in May 2001 in charge of the Emergency Products and subsequently resigned that position and the position of Director of M2M, in October, 2001, to pursue other interests. As of 12-31-2001 no one was yet appointed nor elected to fill the vacancy created on the Board of Directors.

DIRECTORS



Name                          Age               Title
----                          ---
Stuart M. Novak               59                Director
(Resigned in 2002)

Charles Jacobson              73                Director

Douglas Deckert               49                Director

James Clark                   41                Director


EXECUTIVE OFFICERS

On December 31, 2001, the executive officers of the Company were as follows:



NAME                       AGE      POSITION WITH COMPANY             TERM
----                      -----     ----------------------            -----
Douglas F. Webber          54         President                       Annual

James R. Clark             41         Chairman of the Board
                                        & CEO                         Annual

Charles Jacobson           73         Secretary & Treasurer           Annual



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

DOUGLAS F. WEBBER
Mr. Webber serves as President and Chief Operating Officer of M2M. Mr. Webber has 30 years experience in Sales, Marketing and Corporate Management and has held several key executive positions during his career. Douglas Webber was elected to the Board of Directors in March 2002. He holds a Bachelor as well as a Masters degree in Business Administration. Mr. Webber joined M2M from Century 21 Real Estate where he was Vice President of Corporate Development. He was responsible for new business development, market strategy creation and implementation as well as acquisitions and mergers. Mr. Webber was instrumental in creating ancillary incomes streams for both the agents and the corporation. Prior to joining Century 21 Mr. Webber was President and Chief Executive Officer of Strathmore Investments, a private company with holdings in real estate, retail and wholesale sales outlets and franchise businesses. Mr. Webber also has an extensive background in distribution having served as Product Marketing Manager for Pioneer Standard Electronics, a national distributor of electronics and computer hardware. Mr. Webber was in charge of sales, marketing and distribution for Digital Equipment Corp., Intel, HP, Compaq and several component manufacturers.


STUART M. (Mike) NOVAK
Mr.  Novak was a Director of the company  1997-2002.  He resigned in March 2002.
Mr. Novak has more than 25 years of highly successful senior management experience in both ongoing and start-up entities as well as a distinguished service as a commissioned officer in the U.S. Navy. He received a Naval Engineer's degree (a professional post masters degree) as well as an MS degree in management from the Massachusetts Institute of Technology in 1971. In 1964 he received a BS in Engineering, from the US Naval Academy. He served as Chairman of Acclaim Mortgage, Inc. (3/97-8/98) and founded and operated Resource Funding Group, Inc. 1998 - 2000, a residential and commercial mortgage brokerage. He was President of Rader Railcar, Inc. (11/94 - 1/97). He was instrumental in the acquisition of a $65 million contract and put in place systems, procedures, and managed day to day operations.

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

(e) Committees of the Board of Directors

The board of directors has no nominating, auditing committee or a compensation committee. Therefore, the selection of persons for election to the board of directors was neither independently made nor negotiated at arm's length.


ITEM 10. EXECUTIVE COMPENSATION

(a) Officer's Compensation

The following table sets forth the compensation by the Company of the President and the executive officers of the Company in 2001, for services in all capacities to the Company and its subsidiaries during the two fiscal years ended December 31, 2001.

                               ANNUAL COMPENSATION
                      -------------------------------------
                                                             OTHER     LONG-TERM
                                                             ANNUAL    AWARDS OF
NAME AND                            SALARY       BONUS    COMPENSATION   OPTIONS
PRINCIPAL POSITION       YEAR         ($)         ($)         ($)       (# SHS)
------------------   --------   -----------    ----------  ----------- ---------
Charles R. Powell        2000      9,000           0          2,500*
 (Past President)        2001     30,000*          0            0        250,000

Douglas F. Webber        2000
  President              2001     64,000*          0            0      1,125,000

James R. Clark           2000     32,000           0            0        350,000
 Chairman & CEO          2001     96,000*                              3,000,000

Charles Jacobson         2000     15,000           0            0          0
  Secretary/Treasurer    2001     60,000*                                500,000

Stuart M. Novak          2000     0                0          2,500        0
  Secretary              2001     0                0            0        500,000
  (resigned)

          * Only a portion of these salaries were actually paid...most was accrued and converted into long term notes.



 (b) Directors' Compensation

There is no awards committee for the Company at this time.


                     SUMMARY COMPENSATION TABLE OF DIRECTORS
                             (To December 31, 2000)

                        Cash Compensation               Security Grants
- ----------------------------------------------------------------------------------------------------------------
Name and       Year    Annual   Meeting  Consulting Number       Securities          LTIP      All Other
Principal              retainer Fees ($) Fees/Other   of         Underlying          Payments  Compensation
Position               Fees ($)          Fees($)    Shares (#)   Options/SARs(#)
                                                                 (SHARES)
- ----------------------------------------------------------------------------------------------------------------
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
Director
(resigned 2000)


EMPLOYMENT AGREEMENTS

There was an existing employment contract with the Ron Powell at $2,000 per month (part-time until his resignation in October 2001), James R. Clark at $8,000 per month, and Charles Jacobsen at $5000 per month for executive services from August 20, 2000. The Board of Directors authorized hiring Doug Webber at $8000 per month for executive services commencing in May 2001.

Options & Warrants

Options were authorized and issued in 2001 pursuant to Board Action as shown below.

                   Summary of Outstanding Options Issued During 2001

                       Award
Issued To              Date          Amount/Price    Term         Effective Date        Comments
---------              ----          ------------    ----         --------------        ---------

Doug Webber           05-18-01       250,000 @ $0.25 2 yrs         immediately    Upon employment contract signature
                      09-01-01        62,500 @ $0.25 2 yrs         immediately    (Options for a total of 500,000 shares
                      12-01-01        62,500 @ $0.25 2 yrs         immediately     spread over 2 years, issued quarterly
                                                                                   as long as he continues as President
                                                                                   of the Company)
                      08-15-01       250,000 @ $0.10 3 yrs         immediately
                      12-03-01       500,000 @ $0.10 5 yrs         immediately

     Total                         1,125,000

Doug Deckert          08-15-01       250,000 @ $0.10 3 yrs         immediately
                      12-03-01     1,000,000 @ $0.10 5 yrs         immediately

     Total                         1,250,000

James Clark           08-15-01     1,000,000 @ $0.10 3 yrs         immediately
                      12-03-01     2,000,000 @ $0.10 5 yrs         immediately

     Total                         3,000,000

DynaCor Systems       08-15-01     2,000,000 @ $0.10 3 yrs         immediately
                      12-03-01     2,000,000 @ $0.10 5 yrs         immediately

     Total                         4,000,000

Global Network        12-03-01     2,000,000 @ $0.10 5 yrs         immediately

Media
     Total                         2,000,000

Chuck Jacobson        12-03-01       500,000 @ $0.10 5 yrs         immediately


     Total                           500,000

Ron Powell            10-17-01       250,000 @ $2.00 3 yrs         immediately

     Total                           250,000

Mike Novak            12-03-01       500,000 @ $0.10 5 yrs          immediately


     Total                           500,000

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

To the Company's knowledge, during the year ended December 31, 2001, Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were not fully complied with.

(a) The following table lists any person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) who, to the knowledge of the Company, was the beneficial owner as of December 31, 2001, of more than 5% of the outstanding voting shares of the Company. Unless otherwise noted, the owner has sole voting and dispositive power with respect to the securities.


      Title Name and Address of Beneficial Amount of Five Percent Ownership


    of                  Owner              Beneficial       of      Voting
   Class                                    Interest      Equity(1)  Class
---------  ----------------------------  ------------  ----------- -----------
Common     James R. Clark*               11,313,628      32%         32%

Common     H. Arthur Langer &**          11,523,928      33%         33%
           Gloria G. Langer

Common     Global Network Media, Inc.     4,681,828      13%         13%

Common     DynaCor Systems, Inc.          2,401,900      6.9%        6.9%


(1) With respect to the common stock, percentages shown are based upon 34,866,457 shares of common stock actually outstanding as of December 31, 2001.

* Includes 4,681,828 shares owned by Global Network Media, Inc., and 2,401,900 shares owned by DynaCor Systems, Inc., both for which Mr. Clark serves as a Director; includes 800,000 shares held in trust for minor children; includes 300,000 shares owned by Clark, LLC for which Mr. Clark is the Operating Manager.

** Includes 4,681,828 shares owned by Global Network Media, Inc. and 2,401,900 shares owned by DynaCor Systems, Inc. for which both Art and Gloria Langer serve as Directors; includes 4,030,000 shares owned by Langer Family Living Trust for which Art and Gloria Langer are trustees; includes 300,000 shares in Retirement Accounts, Inc., IRA FBO H. Arthur Langer; includes 110,000 shares owned by minor daughter.

As indicated above, a number of options were issued by the Board of Directors in the year 2001. The following table lists any person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) who, to the knowledge of the Company, would have been the beneficial owner as of December 31, 2001, of more than 5% of the outstanding voting shares of the Company, if all the options issued in 2001 that were exercisable were indeed exercised (although none were). Unless otherwise noted, the owner has sole voting and dispositive power with respect to the securities.

Title Name and Address of Beneficial Amount of Five Percent Ownership if All Options Issued in 2001 Had Been Exercised

      (Resulting Total Outstanding Shares Would Have Been 47,841,457 Shares)


    of                  Owner              Beneficial       of      Voting
   Class                                    Interest      Equity(1)  Class
---------  ----------------------------  ------------  ----------- -----------
Common     James R. Clark*               20,663,628      43%         43%

Common     H. Arthur Langer &**          17,523,928      37%         37%
           Gloria G. Langer

Common     Global Network Media, Inc.     6,681,828      14%         14%

Common     DynaCor Systems, Inc.          6,401,900      13%         13%


(1) With respect to the common stock, percentages shown are based upon 47,841,457 shares of common stock that would have been outstanding as of December 31, 2001, if all the options issued in 2001 had been exercised.

* Includes 6,681,828 shares that would have been owned by Global Network Media, Inc., and 6,401,900 shares that would have been owned by DynaCor Systems, Inc., both for which Mr. Clark serves as a Director; includes 800,000 shares held in trust for minor children; includes 300,000 shares owned by Clark, LLC for which Mr. Clark is the Operating Manager.

** Includes 6,681,828 shares that would have been owned by Global Network Media, Inc. and 6,401,900 shares that would have been owned by DynaCor Systems, Inc. for which both Art and Gloria Langer serve as Directors; includes 4,030,000 shares owned by Langer Family Living Trust for which Art and Gloria Langer are trustees; includes 300,000 shares in Retirement Accounts, Inc., IRA FBO H. Arthur Langer; includes 110,000 shares owned by minor daughter.


 (b) The following table sets forth as of December 31, 2001, the beneficial ownership of the Company's voting shares by all current directors and executive officers of the Company as a group. Unless otherwise indicated, each person listed below has sole voting and investment power over all shares beneficially owned by him.

                 Beneficial Ownership of Officers and Directors


      Title       Name of                             Amount and        Percent
        of        Beneficial                          Nature of         of
      Class       Owner                               Beneficial        Equity
      -----       -----                               Ownership         -------
                                                      ---------
Common Stock    James R. Clark, Chairman & CEO         11,313,628        32%*

Common Stock    Douglas F. Webber, President               61,250        0.18%

Common Stock    Charles Jacobson, Secretary/Treasurer   5,882,728        17%*
                    & Director

Common Stock    Douglas Deckert, Director               5,402,428        15%*

Common Stock    Stuart M. Novak, Director                  25,000        0.07%
                Seattle, WA
                                                           --------------------
                Officers and Directors as a Group      13,320,778        38%



* James Clark, Charles H. Jacobson, and Doug Deckert are all Directors of Global Network Media, Inc., which owns 4,681,828 shares (13%) included in each of their beneficial ownership amounts. James Clark is also a Director of DynaCor Systems, Inc., which owns 2,401,900 shares that are included in his beneficial amount.

The following table sets forth as of December 31, 2001, the beneficial ownership of the Company's voting shares by all current directors and executive officers of the Company as a group if all the options issued in 2001 that were exercisable were indeed exercised (although none were). Unless otherwise indicated, each person listed below has sole voting and investment power over all shares that would have been beneficially owned by him.

Beneficial Ownership of Officers and Directors if All Options Issued in 2001 Had Been Exercised

    (Resulting Total Outstanding Shares Would Have Been 47,841,457 Shares)


      Title       Name of                             Amount and        Percent
        of        Beneficial                          Nature of         of
      Class       Owner                               Beneficial        Equity
      -----       -----                               Ownership         -------
                                                      ---------
Common Stock    James R. Clark, Chairman & CEO         20,663,628        43%*

Common Stock    Douglas F. Webber, President            1,186,250        2.5%

Common Stock    Charles Jacobson, Secretary/Treasurer   8,382,728        18%*
                    & Director

Common Stock    Douglas Deckert, Director               8,652,428        18%*

Common Stock    Stuart M. Novak, Director                 525,000        1.1%
                Seattle, WA
                                                           --------------------
                Officers and Directors as a Group      26,046,378        54%

* James Clark, Charles H. Jacobson, and Doug Deckert are all Directors of Global Network Media, Inc., which would have owned 6,681,828 shares (14%) had all the options issued in 2001 been exercised and those shares are included in each of their beneficial ownership amounts. James Clark is also a Director of DynaCor Systems, Inc., which would have owned 6,401,900 shares (13%) had all the options issued in 2001 been exercised and those shares are also included in his beneficial ownership amount.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has engaged Mountain Share Transfer (a company owned by the wife of Mr. Powell, past President and Director) to act as stock transfer agent. A reasonable compensation has been paid to Mountain Share Transfer in connection with these services.

Global Network Media (GNM, which owns 4,681,828 shares or 13% of the Company's stock) and Dynacor Systems, Inc (which owns 2,401,900 shares or 7% of the Company's stock) provide certain services for the Company. During the year ended December 31, 2001, GNM and Dynacor provided services aggregating $723,600, of which $180,000 was converted in the first quarter into notes payable over 30 years. Most of the balance was accrued with the intent to similarly convert it to long-term notes in the year 2002.

UINFO International, Inc., a Colorado company entered into an agreement with the Company in October, 2000 to provide certain software development for the Company. The agreement is to be completed in three phases, and calls for a total of 2,000,000 shares of Company stock to be issued and held in escrow pending completion of the contract. 666,667 of these shares were earned at the completion of phase I, completed in December, 2000. In addition to the common stock, UINFO is to be paid $1,500,000. Of this amount, $500,000 was earned at the completion of phase I. UINFO agreed to convert $350,000 of this amount to a 30 year note. In 2001, pursuant to Board action, M2M issued to UINFO a total of
3.0 million shares of M2M S8 stock in lieu of additional payments due to it, in two separate installments of 1.5 million shares each. After the initial installment was issued, UINFO sold the first 1.5 million shares of this stock in a private transaction.

Options & Warrants

Options were authorized and issued in 2001 pursuant to Board Action as shown below.

                  Options Issued During 2001 to Related Parties



                       Award
Issued To              Date          Amount/Price    Term         Effective Date        Comments
---------              ----          ------------    ----         --------------        ---------

Doug Webber           05-18-01       250,000 @ $0.25 2 yrs         immediately    Upon employment contract signature(Options for a
                      09-01-01        62,500 @ $0.25 2 yrs         immediately    total of 500,000 shares spread over 2 years,
                      12-01-01        62,500 @ $0.25 2 yrs         immediately    issued quarterly as long as he continues as
                                                                                  President of the Company)

                      08-15-01       250,000 @ $0.10 3 yrs         immediately
                      12-03-01       500,000 @ $0.10 5 yrs         immediately

Doug Deckert          08-15-01       250,000 @ $0.10 3 yrs         immediately
                      12-03-01     1,000,000 @ $0.10 5 yrs         immediately

James Clark           08-15-01     1,000,000 @ $0.10 3 yrs         immediately
                      12-03-01     2,000,000 @ $0.10 5 yrs         immediately

DynaCor Systems       08-15-01     2,000,000 @ $0.10 3 yrs         immediately
                      12-03-01     2,000,000 @ $0.10 5 yrs         immediately

Global Network        12-03-01     2,000,000 @ $0.10 5 yrs         immediately
Media

Chuck Jacobson        12-03-01       500,000 @ $0.10 5 yrs         immediately


Ron Powell            10-17-01       250,000 @ $2.00 3 yrs         immediately

Mike Novak            12-03-01       500,000 @ $0.10 5 yrs         immediately




PART IV

ITEM 13. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

DATE: June 14, 2001
MIND2MARKET, INC.

by:_____________________________
James Clark, CEO

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: June 14, 2002


------------------------
James R. Clark , Chairman & CEO


------------------------
Charles Jacobson, Secretary, Treasurer & Director


------------------------
Douglas Deckert, Director


------------------------
Douglas Webber, President and Director

                                MIND2MARKET, INC.
                         (A Developmental Stage Company)




                              FINANCIAL STATEMENTS
                      For the Year Ended December 31, 2001

 VDB                           VAN DORN & BOSSI
                          Certified Public Accountants

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
Mind2Market, Inc.

We have audited the accompanying balance sheet of Mind2Market, Inc. (a development stage company) as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity (deficiency in assets) and cash flows for the two years then ended and the period from February15, 1996 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mind2Market, Inc. as of December 31, 2001 and 2000, and the results of its operations and cash flows for the two years then ended and the period from February 15, 1996 (inception) to December 31, 2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred a net loss for the period from February 15, 1996 (inception) to December 31, 2001 aggregating $4,931,331 and incurred a loss of $2,868,553 for the year ended December 31, 2001. The Company has a deficiency in assets at December 31, 2001 of $2,481,474. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note D to the financial statements. The financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.



Certified Public Accountants

/s/Van Dorn & Bossi
Boulder, Colorado
May 22, 2002
                                       F-1


                                      Mind2Market, Inc.
                                        BALANCE SHEETS
                                (A Development Stage Company)

                                                                DECEMBER 31,          DECEMBER 31,
                                                                   2001             2000
-----------------------------------------------------------------------------------------------
                                            ASSETS
CURRENT ASSETS:
Cash in banks                                                         $1,500              $868
Employee advances                                                      1,500             1,000
                                                              ---------------  ----------------

            Total current assets                                       3,000             1,868

Equipment                                                             42,801            42,801
Less accumulated depreciation                                        (31,777)          (23,217)
                                                              ---------------  ----------------

            Net  equipment                                            11,024            19,584

Patents and manufacturing and marketing rights                        52,319             2,374
Less accumulated amortization                                         (1,909)              (57)
                                                              ---------------  ----------------

            Net patents and manufacturing and marketing rights        50,410             2,317
                                                              ---------------  ----------------

            Total assets                                             $64,434           $23,770
                                                              ===============  ================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
CURRENT LIABILITIES:
Accounts payable                                                  $1,599,613          $169,114
Accrued interest payable                                             $37,074                 -
Accrued salaries                                                     195,000            37,000
Payroll taxes payable                                                 26,070             8,753
Current portion of long-term debt                                     14,605             3,660
                                                              ---------------  ----------------

            Total current liabilities                              1,872,361           218,527

Long-term debt (Note B)                                              673,546           885,340

STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS):
Preferred stock: authorized 5,000,000 shares, $.10 par value;
            none issued                                                   --                --
Common stock: authorized 50,000,000 shares, $.0001 par
            value; issued and outstanding; 34,866,457 and
            29,035,790 shares                                          3,487             2,904
Additional paid in capital                                         2,529,379           979,786
Deficit accumulated during development stage                      (5,014,339)       (2,062,788)
                                                              ---------------  ----------------

            Total stockholders' equity (deficiency in assets)     (2,481,473)       (1,080,098)
                                                              ---------------  ----------------

            Total liabilities and stockholders' equity
                 (deficiency in assets)                              $64,434           $23,770
                                                              ===============  ================

                       See Notes to Financial Statements.
                                      F-2


                                Mind2Market, Inc.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000,
     AND THE PERIOD FROM FEBRUARY 15, 1996 (INCEPTION) TO DECEMBER 31, 2001


                                                                                                      PERIOD
                                                                                                       FROM
                                                                                                     FEBRUARY
                                                                                                     15, 1996
                                                                         YEAR ENDED               (inception) to
                                                               DECEMBER 31,      DECEMBER 31,             DECEMBER 31,
                                                             ----------------  -----------------
                                                                  2001               2000              2001
                                                             ----------------  -----------------  ---------------
REVENUES:
Other                                                                 $7,785               $295          $11,248

EXPENSES:
Amortization                                                           1,852             22,436          100,554
Automobile                                                             1,017                 --            1,216
Bank service charges                                                     549                177            1,719
Depreciation                                                           8,560              8,340           31,777
Directors' fees                                                           --             12,500           53,500
Interest expense                                                      39,424            110,000          149,424
Licenses                                                                  50                -75            5,050
Consulting                                                         1,055,736             11,179        1,066,915
Marketing                                                             90,218            173,070          271,610
Miscellaneous                                                          6,769              1,969           35,608
Salaries and contract labor                                          346,240            282,281          668,582
Payroll taxes                                                         17,316              5,202           23,619
Office expense                                                        10,014                              10,014
Postage & freight                                                      1,030                920            2,560
Printing                                                                  --                 --            1,288
Product abandonment loss                                                  --            226,146          226,146
Legal and accounting                                                  17,631             12,229           80,873
Research and development                                           1,316,245            814,171        2,182,372
Telephone                                                              6,759             18,072           29,121
Travel and entertainment                                              39,925             15,515           83,641
                                                             ----------------  -----------------  ---------------

Total expense                                                      2,959,335          1,714,132        5,025,587
                                                             ----------------  -----------------  ---------------

Net loss                                                         ($2,951,551)       ($1,713,837)     ($5,014,339)
                                                             ================  =================  ===============

Earnings per share:
     Basic                                                            ($0.10)            ($0.18)          ($0.54)
                                                             ================  =================  ===============

                       See Notes to Financial Statements.
                                      F-3


                                Mind2Market, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
            STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000




                                                                                                   DEFICIT
                                                                                                 ACCUMULATED
                                                                                 ADDITIONAL         DURING
                                                               COMMON STOCK        PAID IN       DEVELOPMENT
                                                         ----------------------
                                                           SHARES      AMOUNT        CAPITAL        STAGE
                                                         ----------------------  ------------  -----------------

Balance, January 1, 2000                                   3,381,600     $ 338      $523,617         $ (348,951)

Issuance of common stock to
     acquire technology rights                            23,740,000     2,374            --                 --

Issuance of common stock to settle loans                     916,523        92       200,603                 --

Issuance of common stock for cash - $.25 per share           300,000        30        74,970                 --

Issuance of common stock to UINFO - $.25 per share           666,667        67       166,600                 --

Issuance of common stock as:
     consideration for services - $.50 per share              25,000         3        12,498                 --
     consideration for services - $.25 per share               6,000         1         1,499

Net loss                                                          --        --            --         (1,713,837)
                                                         ------------  --------  ------------  -----------------

Balance, December 31, 2000                                29,035,790     2,904       979,787         (2,062,788)

Issuance of common stock for cash - $.25 per share           532,000        53       132,947                 --

Issuance of common stock to UINFO - $.25 per share           666,667        67       166,600                 --

Issuance of common stock to UINFO for debt - $.25 per      3,000,000       300       749,700                 --
 share
Fair value of options issued to related companies
     for services                                                                     83,008

Issuance of common stock as
     consideration for services - $.25 per share           1,632,000       163       417,337                 --

Net loss                                                          --        --            --         (2,951,551)
                                                         ------------  --------  ------------  -----------------

Balance, December 31, 2001                                34,866,457    $3,487    $2,529,379        ($5,014,339)

                                                         ============  ========  ============  =================


                       See Notes to Financial Statements.
                                      F-4


                                        Mind2Market, Inc.
                                  (A DEVELOPMENT STAGE COMPANY)
                                     STATEMENT OF CASH FLOWS
                              YEARS ENDED DECEMBER 31, 2001 AND 2000
              AND THE PERIOD FROM FEBRUARY 15, 1996 (INCEPTION) TO DECEMBER 31, 2001


                                                                                       PERIOD
                                                                                        FROM
                                                                                      FEBRUARY
                                                                                      15, 1996
                                                            YEAR ENDED             (inception) to
                                                  DECEMBER 31,      DECEMBER 31,    DECEMBER 31,
                                                ---------------   ---------------  ----------------
                                                     2001              2000             2001
                                                ---------------   ---------------  ----------------
CASH FLOWS FROM OPERATING
     ACTIVITIES:
Net loss                                           ($2,951,551)      ($1,713,837)      ($5,014,339)
Adjustments to reconcile net loss to net
     cash used by operating activities:
     Amortization                                        1,852            22,436           100,553
     Depreciation                                        8,560             8,340            31,777
     Common stock issued for interest                                    110,000           110,000
     Common stock issued for services                  667,175           180,667           903,232
     Changes in:
         Employee advances                                (500)           (1,000)           (1,500)
         Inventory                                           -            17,807                 -
         Prepaid loan costs
         Manufacturing and marketing
              rights                                                     213,856           213,856
         Accounts payable                            1,867,572           157,415         2,036,685
         Accrued Salaries                              158,000            26,431           195,000
         Payroll taxes payable                          17,316             5,202            26,070
                                                ---------------   ---------------  ----------------

     Cash used by operating activities                (231,576)         (972,683)       (1,398,666)

CASH FLOWS FROM INVESTING
     ACTIVITIES:
     Increase in patents                               (49,945)                            (49,945)
     Purchase of equipment                                   -            (1,532)          (42,801)
                                                ---------------   ---------------  ----------------

     Cash used by investing activities                 (49,945)           (1,532)          (92,746)

CASH FLOWS FROM FINANCING
     ACTIVITIES:
     Common stock issued for cash                      133,000            75,000           314,066
     Loans from stockholders                           149,153           898,747         1,178,846
                                                ---------------   ---------------  ----------------

     Cash provided by financing activities             282,153           973,747         1,492,912
                                                ---------------   ---------------  ----------------

INCREASE IN CASH                                           631              (468)            1,500

CASH, BEGINNING OF PERIOD                                  868             1,336                --
                                                ---------------   ---------------  ----------------

CASH, END OF PERIOD                                     $1,500              $868            $1,500
                                                ===============   ===============  ================

Supplemental cash flow information:

     Common stock issued:
         Spin-off from Nelx, Inc.                                                         $187,500
                                                                                   ================
         Manufacturing and marketing rights                               $2,374          $127,375
                                                                  ===============  ================
         Services                                     $667,175          $180,667          $903,232
                                                ===============   ===============  ================
         Consideration for and settlement of
              loans and interest                                        $200,695          $250,695
                                                                  ===============  ================





                                See Notes to Financial Statements.

                                Mind2Market, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements


 Years ended December 31, 2001 and 2000, and the period from February 15, 1996
                        (inception) to December 31, 2001

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

Change of Control:

During the year ended December 31, 2000, the Company changed controlling interest in conjunction with the acquisition of a technology license from Global Network Media, Inc. (GNM) through issuance of 23,740,000 restricted shares of common stock pursuant to an exemption under Section 4(2) of the Securities Act of 1933. GNM had acquired from James R. Clark the exclusive use and licensing rights to certain technology that has the capability for distribution of copy-protected information over the Internet. M2M has acquired the exclusive rights to use and license to others the technology, described in three pending patents, covering three related systems. They are the Kopy-protected Internet Distribution System (KIDS), the Personal Computer Secured Internet Device (PCSID), and the Secured Internet Media Player (SIMP). The new management intends to develop M2M into a service company that will enable vendors to copyrighted or patented digital data to market their products over the Internet with proper controls and accountability. M2M's main revenue stream would be from the transaction fees charged when the copyrighted digital media is purchased.

New management was appointed: James R. Clark as CEO and Director and Charles Jacobsen as a Director and secretary. The newly acquired license represents a change in basic business focus of the Company.

The Acquired Technology:

The acquired technology application had no determinable value which would be allowable under GAAP, because it was a license for a specific application of a patent for which the implementation software had yet to be developed. Since there was no "predecessor basis" for the license and only a nominal cost for the patent consisting of $10,000, approximately, in legal fees for the patent application, there was no cost to capitalize. Since there is no "predecessor basis," par value was the determining factor in valuation under GAAP since the transaction was with a person or entity who became a "related party" or "affiliate" by virtue of the share transaction. There were no predecessor operations of Global Network Media, the grantor of the license. At the time of the license grant, the shares of the Company had no determinable market value and no quoted market price.

                                Mind2Market, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements

  Years ended December 31, 2001 and 2000, and the period from February 15, 1996
                        (inception) to December 31, 2001


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

In the event the Company or its successors ever complete development of these products, there is a continuing obligation to pay royalties to Radarfind's shareholders in the aggregate amount of $150,000 at $1.00 per unit sold, and an obligation to the patent holder at a rate of $.25 per unit for the duration of the patents. In November, 2001, the Company granted a non-exclusive right to the old technology to a company formed by Ron Powell (Survival Technology, Inc.) under which Survival Technology purchased the inventory that had been written off in the year ended December 31, 2000 in exchange for assumption of certain accounts payable and an agreement to pay Mind2Market, Inc. a royalty of $.50 per unit sold, and to assume the obligations to pay royalties to Radarfind's shareholders and the original patent holder. The net gain on the transaction is included in "Other revenues" in the amount of $7,725.

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

                                Mind2Market, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements

  Years ended December 31, 2001 and 2000, and the period from February 15, 1996
                        (inception) to December 31, 2001


Revenue Recognition: Product Sales are sales of products and services. No product sales or services rendered have been recorded to date. Future revenue will be recognized at the time products are shipped or services are rendered. Accounts Receivable are written off when deemed uncollectible.

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

The calculation of basic earnings per share is as follows:


                                                                 Period from
                                                                 February 15,
                                      Year ended                1996 (inception)
                                      December 31,               to December 31,

                              2001                  2000                    2001
                              ----                  ----                    ----

Net loss                ($2,951,551)            ($1,713,837)        ($5,014,339)
                         ==========              ==========          ===========

Weighted average shares  29,663,665               9,588,511           9,278,885
outstanding              ==========              ==========          ===========

Basic earnings (loss)
per share                    ($0.10)                 ($0.18)             $(0.54)
                         ==========              ==========          ===========

Recent accounting pronouncements:

In 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations and SFAS No 142, Goodwill and Other Intangible Assets. These pronouncements did not have any material impact on the financial statements.

                                Mind2Market, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements

Years ended December 31, 2001 and 2000, and the period from February 15, 1996 (inception) to December 31, 2001

Cash and cash equivalents:
For purposes of reporting cash flows, cash and cash equivalents include cash on hand and in banks.

NOTE B - LONG-TERM DEBT:
------------------------
Long-term debt consists of the following:

                                                       DECEMBER 31,
                                            ------------------------------------
                                            2001                            2000
                                            ----                            ----

Loans from related parties, unsecured,
 bearing interest at 10% per year, payable
 monthly over 30 years commencing April 1,
 2001, convertible into common stock at
 $.25 per share at the option of the note
 holder.                                    $ 688,151               $889,000
                                            ---------               --------
                                              688,151                889,000

Less current maturities                      (14,605)                 (3,660)
                                            ---------               ---------
                                            $ 673,546               $885,340
                                            =========               =========


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

                                Mind2Market, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements

  Years ended December 31, 2001 and 2000, and the period from February 15, 1996
                        (inception) to December 31, 2001


NOTE C - INCOME TAXES:
The Company did not record any provision for federal and state income taxes through December 31, 2001. The actual tax expense for each period differs from "expected" tax expense (computed by applying the statutory U.S. federal corporate tax rate of 34% to net loss before income taxes) as follows:

                                                              15, 1996
                                         Year ended          (Inception) to
                                         December 31,         December 31,
                                   ---------------------------------------------
                                   2000            1999            2000
                                   ----            ----            ----
Computed "expected" tax benefit  $(975,305)     $(582,705)      $(1,676,653)
Change in valuation allowance
 for Deferred tax assets           975,305        582,705         1,676,653
                                 ---------      ---------       -----------

Net tax benefit                  $  -           $  -            $  -
                                 =========      =========       ===========

At december 31, 2001 and 2000 deferred income tax assets result from federal and state net operating loss carrforwards in the amounts of 4,931,331 and $2,053,153, respectively. These loss carryforwards expire in varying amounts through 2017. Net deferred tax asets consist of the following:

                                           December 31,       December 31,
                                              2001               2000
                                              ----               ----
Net operating loss carryforwards           $1,676,653         $698,072
Less valuation allowance                   (1,676,653)        (698,072)
                                           -----------        --------
Net deferred assets                        $  -               $  -
                                           ===========        ========


In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax asset will not be realized. The Company believes that sufficient uncertainty exists regarding the realizability of the deferred tax assets such that valuation allowances equal to the entire balance of the deferred tax assets are necessary.

NOTE D - MANAGEMENT'S PLANS:
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred a net loss for the period from February 15, 1996 (inception) to December 31, 2001 aggregating ($5,014,339) and incurred a loss of ($2,951,551) for the year ended December 31, 2001.

                                Mind2Market, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements

  Years ended December 31, 2001 and 2000, and the period from February 15, 1996
                        (inception) to December 31, 2001


Company has a deficiency in assets at December 31, 2001 of $2,481,474. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

Substantially all the Company's liabilities are owed to parties related to the Company, all of which are willing to wait for payment until the Company starts generating revenues. The Company is attempting to raise funds in sufficient amounts to enable commencement of operations. Management believes the needed financing will be received in sufficient amounts to enable the Company to begin generating revenues within four months. These anticipated sales will generate cash flows sufficient to enable the Company to operate for at least the next twelve months.

NOTE E - RELATED PARTY TRANSACTIONS:

Global Network Media (GNM, which owns 4,681,828 shares or 13% of the Company's stock) and Dynacor Systems, Inc (which owns 2,401,900 shares or 7% of the Company's stock) provide certain services for the Company. During the year ended December 31, 2000, GNM and Dynacor provided services aggregating $653,600.

UINFO International, Inc., a Colorado company entered into an agreement with the Company in October, 2000 to provide certain software development for the Company. The agreement is to be completed in three phases, and calls for a total of 2,000,000 shares of Company stock to be issued and held in escrow pending completion of the contract. 666,667 of these shares were earned at the completion of phase I, completed in December, 2000. In addition to the common stock, UINFO is to be paid $1,500,000. Of this amount, $500,000 was earned at the completion of phase I. UINFO agreed to convert this $350,000 of this amount to a 30 year note. During 2001, UINFO completed phase II and earned the second $500,000 plus 666,667 shares of stock. The agreement with UINFO was extended and an additional $2,000,000 in work was added to the contract. UINFO agreed to convert $750,000 of the amount owed to 3,000.000 shares of common stock at a price of $.25 per share, which was the price at which shares were being issued at the date of the agreement to convert in July, 2001. In December, 2001, the Company agreed to pay UINFO an additional $825,000 in cost overruns related Phase I and II.

The Company has granted Dynacor options to purchase 4,000,000 shares of common stock and GNM options to purchase 2,000,000 shares of common stock. (See Note
F).

                                Mind2Market, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements

  Years ended December 31, 2000 and 1999, and the period from February 15, 1996
                       (inception) to December 31, 2000]


NOTE F: STOCK OPTIONS:

During November, 2000 the Company granted to its President options to purchase 350,000 shares of its common stock at the lesser of $1.00 or any lower per share price that the shares are offered for investment through a 506D private placement memorandum until November 1, 2001. These options shall be exercisable for up to three years from the date hereof.

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation." Accordingly, the Company continues to account for options granted to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25.

During 2001, the Company adopted a stock option plan under which it may grant options to employees and other entities to purchase common stock. The plan does not have a specified ceiling on the number of share available for grant.

Under the plan, the exercise price of each option equals the market price of the Company's stock on the date of grant. Options vest immediately upon grant and expire in a maximum of 10 years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: Dividend yield - none; expected volatility of 2%; risk-free interest rate of 3% and weighted average expected lives of 52 months.

The Company has granted options to two related companies - Dynacor and GNM (See Note E) for 4,000,000 and 2,000,000 shares, respectively. The fair value of these options at date of grant aggregated $83,008, and this amount has been expensed.

If the Company accounted for options granted to employees under the fair value based method of accounting, compensation expense would have increased by $69,986, resulting in a net loss of $3,021,538.

                                Mind2Market, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements


  Years ended December 31, 2000 and 1999, and the period from February 15, 1996
                        (inception) to December 31, 2000




Following is a reconciliation of changes in options granted during the year:

                                  Shares     Weighted  Shares Weighted
                                             Average          Average
                                             Exercise         Exercise
                                             Price            Price

Outstanding at beginning of year    350,000  $ 1.00      -      $  -
Granted                          12,625,000    0.12  350,000     1.00
Exercised                                -       -       -         -
Forfeited                                -       -       -         -
                                 -------------------------------------
Outstanding at end of year       12,975,000      -   350,000     1.00
                                 =====================================
Options exercisable at year-end  12,975,000          350,000
Weighted-average fair value of
 options granted during the year $     0.01          $  0.00

The following table summarizes information about fixed stock options outstanding at December 31, 2001.


                         Options outstanding and exercisable
                         -----------------------------------
                          Number          Weighted-average
                       Outstanding          Remaining
Exercise Prices     at December 31, 2001   Contractual Life
---------------     --------------------   ----------------

$0.10               12,000,000             51 months
$0.25                  375,000             18 months
$1.00                  350,000             23 months
$2.00                  250,000             34 months
                    -----------
                    12,975,000
                    ===========

Exhibit 10.1


                              EMPLOYMENT AGREEMENT
                          Mind2Market - James R. Clark

THIS AGREEMENT (this "Agreement"), dated as of the twentieth day of August, 2000, by and between Mind2Market, Inc., (M2M) a Colorado corporation (the "Company"), and James R. Clark, ("Executive"),

WHEREAS, the Company believes that Executive has unique experience and skills that would significantly benefit the Company in the management of the affairs of the Company; and

WHEREAS, the Company acknowledges and recognizes the value of Executive's services and deems it necessary and desirable to retain Executive's services; and

WHEREAS, both Executive and the Company desire to embody the terms and conditions of Executive's employment in a written agreement which will supersede all prior arrangements of employment, whether written or oral.

NOW, THEREFORE, in consideration of the premises and of the convenants and agreements herein contained, the parties hereto agree as follows:

1. Employment Term. The Company agrees to, and does hereby employ Executive to serve as CEO, and to perform the services as hereinafter set forth commencing August 20, 2000.

2. Services of Executive. Executive agrees to devote such of his business time as is necessary to the business and affairs of the Company, and to use his best efforts to promote the interests of the Company, and to carry out such duties and perform such services as may be delegated to Executive from time to time by the Board of Directors of the Company. The Company acknowledges and agrees that nothing in this agreement shall prohibit Executive from also serving as an officer and director of any subsidiary of the Company and its affiliates, and nothing in this Agreement shall prohibit Executive from being directly or indirectly engaged in any other business in any capacity with any other corporation, partnership, venture or other entity, as long as such business does not directly conflict with or compete with the Company unless approved by action of the Board of Directors of the Company. It is specifically noted, understood and agreed to by all parties that Executive also holds executive positions with DynaCor Systems Inc., and Global Network Media Inc. (GNM) both of which have business relationships with the Company.

3. Compensation.

(a) In payment for the services set forth in paragraph 2 above, the Company shall pay to Executive during the term hereof a salary (referred to as "Base Salary") at the rate of $96,000 per annum, payable not less than monthly throughout the term of this Agreement. Executive shall also be entitled to participate in any Company plan for the benefit of any or all of its employees, including any deferred compensation plan (such as pension, profit-sharing or thrift plan), or group hospital, disability or life insurance plan, in accordance with the terms of such plan.

(b) Base Salary of Executive may be increased annually each year during the term of this Agreement by an amount determined by the Board of Directors of the Company.

4. Expenses. The Company will arrange for the payment of reasonable and necessary expenses incurred by Executive in furtherance of or in connection with the business of the Company, as stated in the approved Company Reimbursable Expense Policy. If any such expenses are paid in the first instance by Executive, the Company will arrange for his reimbursement therefor. The Company recognizes that, in the performance of his duties, Executive may be required to entertain various persons and representatives of organizations with whom the Company has or would like to have business relationships. The Company will arrange for the reimbursement of Executive upon presentation of expense vouchers for any reasonable such expenses which are adaptable to the usual accounting procedures established by the Company.

5.  Termination  of  Employment.   This  is  an   employment-at-will   contract.
Executive's employment with the Company may be terminated by either party at any time upon a thirty day written notice.

6. Disclosure of Information. Executive hereby acknowledges that he will have access to certain trade secrets and confidential information of the Company and of affiliates of the Company and that such information constitutes valuable, special and unique property of the Company and such affiliates. Executive shall not, during or after the term of his employment hereunder, disclose any such trade secrets or confidential information to any person or entity for any reason or purpose whatsoever except to the extent that such information becomes publicly disclosed (other than as a result of a breach of this Agreement by Executive) or to the extent required by law. Executive further agrees that unless otherwise agreed by the Board of Directors of the Company, any intellectual property developed by Executive in the course of his employment with the Company shall be developed on behalf of, and for the ownership of, the Company.

7. Actions of Board; Affiliates. For the purpose of this Agreement, all actions or consents required or permitted to be taken or given by the Board of Directors of the Company with respect to this Agreement shall be to refer to an action or consent approved by a majority of the Board of Directors of the Company other than Executive.

8. Notice. Any consent, notice, warning or other communication ("Notice") to be given hereunder shall be in writing and shall be deemed to have been properly given when mailed by first class U.S. Mail, when sent by prepaid telegram, or when delivered in person, addressed or delivered in each case to the address set forth across from each party's signature below, or to such other address as either of the parties shall designate to the other in the manner provided for giving notice.

9. Nature of Agreement. No right, title, interest or benefit hereunder shall ever be liable for or charged with any of the torts or obligations of Executive or of any person claiming under Executive, or subject to seizure by any creditor of Executive or any person claiming under Executive. Neither Executive nor any person claiming under Executive shall have the power to anticipate or dispose of any right, title, interest or benefit hereunder in any manner until the same shall have been actually distributed to him free and clear of the terms of this Agreement.

10. Binding Effect. This Agreement shall be binding upon and inure to the benefit of any successor to the Company and all persons lawfully claiming under Executive. This Agreement cannot be assigned by Executive.

11. Entire Agreement. The parties hereto agree that this document contains the entire understanding and agreement between them with respect to the matters set forth herein and cannot be amended, modified or supplemented in any respect except by an agreement in writing signed by the party against whom enforcement of any amendment, modification or supplement is sought.

12. Waiver. The failure of either party to insist, in any one or more instances, upon performance of any of the terms or conditions of this Agreement shall not be construed as a waiver or a relinquishment of any right granted hereunder or of the future performance of any such term, convenant or condition, but the obligations of either party with respect thereto shall continue to full force and effect.

IN WITNESS WHEREOF, the Company has caused this Agreement to be duly executed by its executive officer duly authorized, and Executive has executed this Agreement, all effective as of the date first above written.



Address:                                   MIND2MARKET, INC.

                                           By:     _____________________________
___________________________                Name:   _____________________________
___________________________                Title:  _____________________________


Address:                                   EXECUTIVE
---------------------------
---------------------------                ---------------------------------

Exhibit 10.2

                              EMPLOYMENT AGREEMENT
                        Mind2Market - Charles H. Jacobson

THIS AGREEMENT (this "Agreement"), dated as of the twentieth day of August, 2000, by and between Mind2Market, Inc., (M2M) a Colorado corporation (the "Company"), and Charles H. Jacobson, ("Executive"),

WHEREAS, the Company believes that Executive has unique experience and skills that would significantly benefit the Company in the management of the affairs of the Company; and

WHEREAS, the Company acknowledges and recognizes the value of Executive's services and deems it necessary and desirable to retain Executive's services; and

WHEREAS, both Executive and the Company desire to embody the terms and conditions of Executive's employment in a written agreement which will supersede all prior arrangements of employment, whether written or oral.

NOW, THEREFORE, in consideration of the premises and of the convenants and agreements herein contained, the parties hereto agree as follows:

1. Employment  Term. The Company agrees to, and does hereby employ  Executive to
serve  as  Corporate  Secretary/Treasurer,   and  to  perform  the  services  as
hereinafter set forth commencing August 20, 2000.

2. Services of Executive. Executive agrees to devote such of his business time as is necessary to the business and affairs of the Company, and to use his best efforts to promote the interests of the Company, and to carry out such duties and perform such services as may be delegated to Executive from time to time by the Board of Directors of the Company. The Company acknowledges and agrees that nothing in this agreement shall prohibit Executive from also serving as an officer and director of any subsidiary of the Company and its affiliates, and nothing in this Agreement shall prohibit Executive from being directly or indirectly engaged in any other business in any capacity with any other corporation, partnership, venture or other entity, as long as such business does not directly conflict with or compete with the Company unless approved by action of the Board of Directors of the Company.

3. Compensation.

(a) In payment for the services set forth in paragraph 2 above, the Company shall pay to Executive during the term hereof a salary (referred to as "Base Salary") at the rate of $60,000 per annum, payable not less than monthly throughout the term of this Agreement. Executive shall also be entitled to participate in any Company plan for the benefit of any or all of its employees, including any deferred compensation plan (such as pension, profit-sharing or thrift plan), or group hospital, disability or life insurance plan, in accordance with the terms of such plan.

(b) Base Salary of Executive may be increased annually each year during the term of this Agreement by an amount determined by the Board of Directors of the Company.

4. Expenses. The Company will arrange for the payment of reasonable and necessary expenses incurred by Executive in furtherance of or in connection with the business of the Company, as stated in the approved Company Reimbursable Expense Policy. If any such expenses are paid in the first instance by Executive, the Company will arrange for his reimbursement therefor. The Company recognizes that, in the performance of his duties, Executive may be required to entertain various persons and representatives of organizations with whom the Company has or would like to have business relationships. The Company will arrange for the reimbursement of Executive upon presentation of expense vouchers for any reasonable such expenses which are adaptable to the usual accounting procedures established by the Company.

5.  Termination  of  Employment.   This  is  an   employment-at-will   contract.
Executive's employment with the Company may be terminated by either party at any time upon a thirty day written notice.

6. Disclosure of Information. Executive hereby acknowledges that he will have access to certain trade secrets and confidential information of the Company and of affiliates of the Company and that such information constitutes valuable, special and unique property of the Company and such affiliates. Executive shall not, during or after the term of his employment hereunder, disclose any such trade secrets or confidential information to any person or entity for any reason or purpose whatsoever except to the extent that such information becomes publicly disclosed (other than as a result of a breach of this Agreement by Executive) or to the extent required by law. Executive further agrees that unless otherwise agreed by the Board of Directors of the Company, any intellectual property developed by Executive in the course of his employment with the Company shall be developed on behalf of, and for the ownership of, the Company.

7. Actions of Board; Affiliates. For the purpose of this Agreement, all actions or consents required or permitted to be taken or given by the Board of Directors of the Company with respect to this Agreement shall be to refer to an action or consent approved by a majority of the Board of Directors of the Company other than Executive.

8. Notice. Any consent, notice, warning or other communication ("Notice") to be given hereunder shall be in writing and shall be deemed to have been properly given when mailed by first class U.S. Mail, when sent by prepaid telegram, or when delivered in person, addressed or delivered in each case to the address set forth across from each party's signature below, or to such other address as either of the parties shall designate to the other in the manner provided for giving notice.

9. Nature of Agreement. No right, title, interest or benefit hereunder shall ever be liable for or charged with any of the torts or obligations of Executive or of any person claiming under Executive, or subject to seizure by any creditor of Executive or any person claiming under Executive. Neither Executive nor any person claiming under Executive shall have the power to anticipate or dispose of any right, title, interest or benefit hereunder in any manner until the same shall have been actually distributed to him free and clear of the terms of this Agreement.

10. Binding Effect. This Agreement shall be binding upon and inure to the benefit of any successor to the Company and all persons lawfully claiming under Executive. This Agreement cannot be assigned by Executive.

11. Entire Agreement. The parties hereto agree that this document contains the entire understanding and agreement between them with respect to the matters set forth herein and cannot be amended, modified or supplemented in any respect except by an agreement in writing signed by the party against whom enforcement of any amendment, modification or supplement is sought.

12. Waiver. The failure of either party to insist, in any one or more instances, upon performance of any of the terms or conditions of this Agreement shall not be construed as a waiver or a relinquishment of any right granted hereunder or of the future performance of any such term, convenant or condition, but the obligations of either party with respect thereto shall continue to full force and effect.

IN WITNESS WHEREOF, the Company has caused this Agreement to be duly executed by its executive officer duly authorized, and Executive has executed this Agreement, all effective as of the date first above written.



Address:                                   MIND2MARKET, INC.

                                           By:     _____________________________
___________________________                Name:   _____________________________
___________________________                Title:  _____________________________


Address:                                   EXECUTIVE
---------------------------
---------------------------                ---------------------------------

Exhibit 10.3
                                2001 STOCK PLAN

                                       For

                                MIND2MARKET, INC.


SECTION 1. ESTABLISHMENT AND PURPOSE.

         The Plan is established on August 10, 2001, effective upon approval by the Board of Directors, to offer directors and selected employees, advisors and consultants an opportunity to acquire a proprietary interest in the success of the Company, or to increase such interest, by purchasing Shares of the Company's Common Stock. The Plan provides both for the direct award or sale of Shares and for the grant of Options to purchase Shares. Options granted under the Plan may include Non-Statutory Options as well as Incentive Stock Options intended to qualify under section 422 of the Code.

         The Plan is intended to comply in all respects with Rule 16b_3 (or its successor) under the Exchange Act and shall be construed accordingly.


SECTION 2. DEFINITIONS.

         (a) "Board of Directors" shall mean the Board of Directors of the Company, as constituted from time to time.

         (b) "Code" shall mean the Internal Revenue Code of 1986, as amended.

         (c) "Committee" shall mean a committee of the Board of Directors, as described in Section 3(a).

         (d) "Company" shall mean Mind2Market, Inc. (or M2M), a Colorado corporation.

         (e) "Employee" shall mean (i) any individual who is a common law employee of the Company or of a Subsidiary, (ii) an Outside Director and (iii) an independent contractor who performs services for the Company or a Subsidiary and who is not a member of the Board of Directors. Service as an Outside Director or independent contractor shall be considered employment for all purposes of the Plan, except as provided in Subsections (a) and (b) of Section 4.

         (f) "Exchange Act" shall mean the Securities Exchange Act of 1934, as amended.

         (g) "Exercise Price" shall mean the amount for which one Share may be purchased upon exercise of an Option, as specified by the Committee in the applicable Stock Option Agreement.

         (h) "Fair Market Value" shall mean the market price of Stock, determined by the Committee as follows:

                  (i) If Stock was traded on a stock exchange on the date in question, then the Fair Market Value shall be equal to the closing price reported for such date by the applicable composite transactions report;

                  (ii) If Stock was traded over-the-counter on the date in question and was traded on the Nasdaq system or the Nasdaq National Market, then the Fair Market Value shall be equal to the last transaction price quoted for such date by the Nasdaq system or the Nasdaq National Market;

                  (iii) If Stock was traded over-the-counter on the date in question but was not traded on the Nasdaq system or the Nasdaq National Market, then the Fair Market Value shall be equal to the mean between the last reported representative bid and asked prices quoted for such date by the principal automated inter-dealer quotation system on which Stock is quoted or, if the Stock is not quoted on any such system, by the "Pink Sheets" published by the National Quotation Bureau, Inc.; and

                  (iv) If none of the foregoing provisions is applicable, then the Fair Market Value shall be determined by the Committee in good faith on such basis, as it deems appropriate.

In all cases, the determination of Fair Market Value by the Committee shall be conclusive and binding on all persons.

         (i) "ISO" shall mean an employee incentive stock option described in section 422(b) of the Code.

         (j) "Non-Statutory Option" shall mean an employee stock option not described in sections 422(b) or 423(b) of the Code.

         (k) "Offeree" shall mean an individual to whom the Committee has offered the right to acquire Shares under the Plan (other than upon exercise of an Option).

         (l) "Option" shall mean an ISO or Non-Statutory Option granted under the Plan and entitling the holder to purchase Shares.

         (m) "Optionee" shall mean an individual who holds an Option.

         (n) "Outside Director" shall mean a member of the Board of Directors who is not a common-law employee of the Company or of a Subsidiary.

         (o) "Committee Procedures." The Committee shall designate one of its members as chairman. The Committee may hold meetings at such times and places as it shall determine. The acts of a majority of the Committee members present at meetings at which a quorum exists, or acts reduced to or approved in writing by all Committee members shall be valid acts of the Committee.

         (p) Committee Responsibilities. Subject to the provisions of the Plan, the Committee shall have the authority and discretion to take the following actions:

                  (i) To interpret the Plan and to apply its provisions;

                  (ii) To adopt, amend or rescind rules, procedures and forms relating to the Plan;

                  (iii) To authorize any person to execute, on behalf of the Company, any instrument required to carry out the purposes of the Plan;

                  (iv) To determine when Shares are to be awarded or offered for sale and when Options are to be granted under the Plan;

                  (v)  To select the Offerees and Optionees;

                  (vi) To determine the number of Shares to be offered to each Offeree or to be made subject to each Option;

                  (vii) To prescribe the terms and conditions of each award or sale of Shares, including (without limitation) the Purchase Price, and to specify the provisions of the Stock Purchase Agreement relating to such award or sale;

                  (viii) To prescribe the terms and conditions of each Option, including (without limitation) the Exercise Price, to determine whether such Option is to be classified as an ISO or as a Non-Statutory Option, and to specify the provisions of the Stock Option Agreement relating to such Option;

                  (ix) To amend any outstanding Stock Purchase Agreement or Stock Option Agreement, subject to applicable legal restrictions and, to the extent such amendments adverse to the Offeree's or Optionee's interest, to the consent of the Offeree or Optionee who entered into such agreement;

                  (x) To prescribe the consideration for the grant of each Option or other right under the Plan and to determine the sufficiency of such consideration; and

                  (xi) To take any other actions deemed necessary or advisable for the administration of the Plan.

All decisions, interpretations and other actions of the Committee shall be final and binding on all Offerees, all Optionees, and all persons deriving their rights from an Offeree or Optionee. No member of the Committee shall be liable for any action that he or she has taken or has failed to take in good faith with respect to the Plan, any Option, or any right to acquire Shares under the Plan.

SECTION 3. ADMINISTRATION.

         (a) Committee Membership. The Committee shall administer the Plan. The "Committee" shall mean the full Board of Directors and/or a committee designated by the Board of Directors, which is authorized to administer the Plan under this Section. The Committee's membership shall enable the Plan to qualify under Rule 16b_3 with regard to the grant of Shares and Options under the Plan to persons who are subject to Section 16 of the Exchange Act. Subject to the requirements of applicable law, the Committee may designate persons other than members of the Committee to carry out its responsibilities and may prescribe such conditions and limitations as it may deem appropriate, except that the Committee may not delegate its authority with regard to the selection for participation of or the granting of Shares or Options under the Plan to persons subject to Section 16 of the Exchange Act.

         (b) Committee Procedures. The Committee shall designate one of its members as chairman. The Committee may hold meetings at such times and places as it shall determine. The acts of a majority of the Committee members present at meetings at which a quorum exists, or acts reduced to or approved in writing by all Committee members shall be valid acts of the Committee.

         (c) Committee Responsibilities. Subject to the provisions of the Plan, the Committee shall have full authority and discretion to take the following actions:

                  (i) To interpret the Plan and to apply its provisions;

                  (ii) To adopt, amend or rescind rules, procedures and forms relating to the Plan;

                  (iii) To authorize any person to execute, on behalf of the Company, any instrument required to carry out the purposes of the Plan;

                  (iv) To determine when Shares are to be awarded or offered for sale and when Options are to be granted under the Plan;

                  (v) To select the Offerees and Optionees;

                  (vi) To determine the number of Shares to be offered to each Offeree or to be made subject to each Option;

                  (vii) To prescribe the terms and conditions of each award or sale of Shares, including (without limitation) the Purchase Price, and to specify the provisions of the Stock Purchase Agreement relating to such award or sale;

                  (viii) To prescribe the terms and conditions of each Option, including (without limitation) the Exercise Price, to determine whether such Option is to be classified as an ISO or as a Non-statutory Option, and to specify the provisions of the Stock Option Agreement relating to such Option;

                  (ix) To amend any outstanding Stock Purchase Agreement or Stock Option Agreement, subject to applicable legal restrictions and, to the extent such amendments adverse to the Offeree's or Optionee's interest, to the consent of the Offeree or Optionee who entered into such agreement;

                  (x) To prescribe the consideration for the grant of each Option or other right under the Plan and to determine the sufficiency of such consideration; and

                  (xi) To take any other actions deemed necessary or advisable for the administration of the Plan.

         All decisions, interpretations and other actions of the Committee shall be final and binding on all Offerees, all Optionees, and all persons deriving their rights from an Offeree or Optionee. No member of the Committee shall be liable for any action that he or she has taken or has failed to take in good faith with respect to the Plan, any Option, or any right to acquire Shares under the Plan.


SECTION 4. ELIGIBILITY.

         (a) General Rules. Only Employees (including, without limitation, independent contractors who are not members of the Board of Directors) shall be eligible for designation as Optionees or Offerees by the Committee. In addition, only Employees who are common-law employees of the Company or a Subsidiary shall be eligible for the grant of Incentive Stock Options. Employees who are Outside Directors shall only be eligible for the grant of the Non-Statutory Options described in Subsection (b) below.

         (b) Outside Directors. Any other provision of the Plan notwithstanding, the participation of Outside Directors in the Plan shall be subject to the following restrictions:

                  (i) Outside Directors shall receive no grants other than the Non-Statutory Options described in this Subsection (b).

                  (ii) All Non-Statutory Options granted to an Outside Director under this Subsection (b) shall also become exercisable in full in the event of the termination of such Outside Director's service because of death, Total and Permanent Disability or voluntary retirement at or after age 65.

                  (iii) The Exercise Price under all Non-statutory Options granted to an Outside Director under this Subsection (b) shall be equal to 100 percent of the Fair Market Value of a Share on the date of grant, payable in one of the forms described in Subsection (a), (b), (c) or (d) of Section 8.

                  (iv) Non-Statutory Options granted to an Outside Director under this Subsection (b) shall terminate on the earliest of (A) the 10th anniversary of the date of grant, (B) the date three months after the termination of such Outside Director's service for any reason other than death or Total and Permanent Disability or (C) the date 12 months after the termination of such Outside Director's service because of death or Total and Permanent Disability.

The Committee may provide that the Non-Statutory Options that otherwise would be granted to an Outside Director under this Subsection (b) shall instead be granted to an affiliate of such Outside Director. Such affiliate shall then be deemed to be an Outside Director for purposes of the Plan, provided that the service_related vesting and termination provisions pertaining to the Non-Statutory Options shall be applied with regard to the service of the Outside Director.


SECTION 5. STOCK SUBJECT TO PLAN.

         (a) Basic Limitation. Shares offered under the Plan shall be authorized but unissued Shares or treasury Shares. The aggregate number of Shares which may be issued under the Plan (upon exercise of Options or other rights to acquire Shares) shall not exceed 10,000,000 Shares, subject to adjustment pursuant to
Section 9. The number of Shares, which are subject to Options or other rights outstanding at any time under the Plan, shall not exceed the number of Shares, which then remain available for issuance under the Plan. The Company, during the term of the Plan, shall at all times reserve and keep available sufficient Shares to satisfy the requirements of the Plan.

         (b) Additional Shares. In the event that any outstanding Option or other right for any reason expires or is canceled or otherwise terminated, the Shares allocable to the unexercised portion of such Option or other right shall again be available for the purposes of the Plan. In the event that Shares issued under the Plan are reacquired by the Company pursuant to a forfeiture provision, a right of repurchase or a right of first refusal, such Shares shall again be available for the purposes of the Plan.


SECTION 6. TERMS AND CONDITIONS OF AWARDS OR SALES.

         (a) Stock Purchase Agreement. Each award or sale of Shares under the Plan (other than upon exercise of an Option) shall be evidenced by a Stock Purchase Agreement between the Offeree and the Company. Such award or sale shall be subject to all applicable terms and conditions of the Plan and may be subject to any other terms and conditions which are not inconsistent with the Plan and which the Committee deems appropriate for inclusion in a Stock Purchase Agreement. The provisions of the various Stock Purchase Agreements entered into under the Plan need not be identical.

         (b) Duration of Offers and Non-Transferability of Rights. Any right to acquire Shares under the Plan (other than an Option) shall automatically expire if not exercised by the Offeree within 30 days after the grant of such right was communicated to the Offeree by the Committee. Such right shall not be transferable and shall be exercisable only by the Offeree to whom such right was granted.

         (c) Purchase Price. The Purchase Price of Shares to be offered under the Plan shall not be less than 85 percent of the Fair Market Value of such Shares. Subject to the preceding sentence, the Committee at its sole discretion shall determine the Purchase Price. The Purchase Price shall be payable in a form described in Section 8.

         (d) Withholding Taxes. As a condition to the award, sale or vesting of Shares, the Offeree shall make such arrangements as the Committee may require for the satisfaction of any federal, state, local or foreign withholding tax obligations that arise in connection with such Shares. The Committee may permit the Offeree to satisfy all or part of his or her tax obligations related to such Shares by having the Company withhold a portion of any Shares that otherwise would be issued to him or her or by surrendering any Shares that previously were acquired by him or her. The Shares withheld or surrendered shall be valued at their Fair Market Value on the date when taxes otherwise would be withheld in cash. The payment of taxes by assigning Shares to the Company, if permitted by the Committee, shall be subject to such restrictions as the Committee may impose, including any restrictions required by rules of the Securities and Exchange Commission.

         (e) Restrictions on Transfer of Shares. Any Shares awarded or sold under the Plan shall be subject to such special forfeiture conditions, rights of repurchase, rights of first refusal and other transfer restrictions as the Committee may determine. Such restrictions shall be set forth in the applicable Stock Purchase Agreement and shall apply in addition to any general restrictions that may apply to all holders of Shares.


SECTION 7. TERMS AND CONDITIONS OF OPTIONS.

         (a) Stock Option Agreement. A Stock Option Agreement between the Optionee and the Company shall evidence each grant of an Option under the Plan. Such Option shall be subject to all applicable terms and conditions of the Plan and may be subject to any other terms and conditions which are not inconsistent with the Plan and which the Committee deems appropriate for inclusion in a Stock Option Agreement. The provisions of the various Stock Option Agreements entered into under the Plan need not be identical.

         (b) Number of Shares. Each Stock Option Agreement shall specify the number of Shares that are subject to the Option and shall provide for the adjustment of such number in accordance with Section 9. Options granted to any Optionee in a single calendar year shall in no event cover more than 15,000 Shares, subject to adjustment in accordance with Section 9. The Stock Option Agreement shall also specify whether the Option is an ISO or a Non-Statutory Option.

         (c) Exercise Price. Each Stock Option Agreement shall specify the Exercise Price. The Exercise Price of an ISO shall not be less than 100 percent of the Fair Market Value of a Share on the date of grant, except as otherwise provided in Section 4(c). The Exercise Price of a Non-Statutory Option shall not be less than 85 percent of the Fair Market Value of a Share on the date of grant. Subject to the preceding two sentences, the Committee at its sole discretion shall determine the Exercise Price under any Option. The Exercise Price shall be payable in a form described in Section 8.

         (d) Withholding Taxes. As a condition to the exercise of an Option, the Optionee shall make such arrangements as the Committee may require for the satisfaction of any federal, state, local or foreign withholding tax obligations that arise in connection with such exercise. The Optionee shall also make such arrangements as the Committee may require for the satisfaction of any federal, state, local or foreign withholding tax obligations that may arise in connection with the disposition of Shares acquired by exercising an Option. The Committee may permit the Optionee to satisfy all or part of his or her tax obligations related to the Option by having the Company withhold a portion of any Shares that otherwise would be issued to him or her or by surrendering any Shares that previously were acquired by him or her. Such Shares shall be valued at their Fair Market Value on the date when taxes otherwise would be withheld in cash. The payment of taxes by assigning Shares to the Company, if permitted by the Committee, shall be subject to such restrictions as the Committee may impose, including any restrictions required by rules of the Securities and Exchange Commission.

         (e) Exercisability and Term. Each Stock Option Agreement shall specify the date when all or any installment of the Option is to become exercisable. The Committee at its sole discretion shall determine the vesting of any Option. A Stock Option Agreement may provide for accelerated exercisability in the event of the Optionee's death, Total and Permanent Disability or retirement or other events. The Stock Option Agreement shall also specify the term of the Option. The term shall not exceed 10 years from the date of grant, except as otherwise provided in Section 4(c). Subject to the preceding sentence, the Committee at its sole discretion shall determine when an Option is to expire.

         (f) Non-Transferability. During an Optionee's lifetime, such Optionee's Option(s) shall be exercisable only by him or her and shall not be transferable, unless permitted by the Stock Option Agreement. In the event of an Optionee's death, such Optionee's Option(s) shall not be transferable other than by will, by a beneficiary designation executed by the Optionee and delivered to the Company, or by the laws of descent and distribution.

         (g) Termination of Service (Except by Death). If an Optionee's Service terminates for any reason other than the Optionee's death, then such Optionee's Option(s) shall expire on the earliest of the following occasions:

                  (i) The expiration date determined pursuant to Subsection (e) above;

                  (ii) The date 90 days after the termination of the Optionee's Service for any reason other than Total and Permanent Disability; or

                  (iii) The date six months after the termination of the Optionee's Service by reason of Total and Permanent Disability. The Optionee may exercise all or part of his or her Option(s) at any time before the expiration of such Option(s) under the preceding sentence, but only to the extent that such Option(s) had become exercisable before the Optionee's Service terminated or became exercisable as a result of the termination. The balance of such Option(s) shall lapse when the Optionee's Service terminates. In the event that the Optionee dies after the termination of the Optionee's Service but before the expiration of the Optionee's Option(s), all or part of such Option(s) may be exercised (prior to expiration) by his or her designated beneficiary (if applicable), by the executors or administrators of the Optionee's estate or by any person who has acquired such Option(s) directly from the Optionee by bequest or inheritance, but only to the extent that such Option(s) had become exercisable before the Optionee's Service terminated or became exercisable as a result of the termination.

         (h) Leaves of Absence. For purposes of Subsection (g) above, Service shall be deemed to continue while the Optionee is on military leave, sick leave or other bona fide leave of absence (as determined by the Committee). The foregoing notwithstanding, in the case of an ISO granted under the Plan, Service shall not be deemed to continue beyond the first 90 days of such leave, unless the Optionee's reemployment rights are guaranteed by statute or by contract.

         (i) Death of Optionee. If an Optionee dies while he or she is in Service, then such Optionee's Option(s) shall expire on the earlier of the following dates:

                  (i) The expiration date determined pursuant to Subsection (e) above; or

                  (ii) The date six months after the Optionee's death.

         All or part of the Optionee's Option(s) may be exercised at any time before the expiration of such Option(s) under the preceding sentence by his or her designated beneficiary (if applicable), by the executors or administrators of the Optionee's estate or by any person who has acquired such Option(s) directly from the Optionee by bequest or inheritance, but only to the extent that such Option(s) had become exercisable before the Optionee's death or became exercisable as a result of the Optionee's death. The balance of such Option(s) shall lapse when the Optionee dies.

         (j) No Rights as a Stockholder. An Optionee, or a transferee of an Optionee, shall have no rights as a stockholder with respect to any Shares covered by his or her Option until the date of the issuance of a stock certificate for such Shares. No adjustments shall be made, except as provided in
Section 9.

         (k) Modification, Extension and Renewal of Options. Within the limitations of the Plan, the Committee may modify, extend or renew outstanding Options or may accept the cancellation of outstanding Options (to the extent not previously exercised) in return for the grant of new Options at the same or a different price. The foregoing notwithstanding, no modification of an Option shall, without the consent of the Optionee, impair such Optionee's rights or increase his or her obligations under such Option.

         (l) Restrictions on Transfer of Shares. Any Shares issued upon exercise of an Option shall be subject to such special forfeiture conditions, rights of repurchase, rights of first refusal and other transfer restrictions as the Committee may determine. Such restrictions shall be set forth in the applicable Stock Option Agreement and shall apply in addition to any general restrictions that may apply to all holders of Shares.

SECTION 8. PAYMENT FOR SHARES.

         (a) General Rule. The entire Purchase Price or Exercise Price of Shares issued under the Plan shall be payable in lawful money of the United States of America at the time when such Shares are purchased, except as follows:

                  (i) In the case of Shares sold under the terms of a Stock Purchase Agreement subject to the Plan, payment shall be made only pursuant to the express provisions of such Stock Purchase Agreement. However, the Committee (at its sole discretion) may specify in the Stock Purchase Agreement that payment may be made in one or all of the forms described in Subsections (e), (f) and (g) below.

                  (ii) In the case of an ISO granted under the Plan, payment shall be made only pursuant to the express provisions of the applicable Stock Option Agreement. However, the Committee (at its sole discretion) may specify in the Stock Option Agreement that payment may be made pursuant to Subsections (b),
(c), (d), (f) or (g) below.

                  (iii) In the case of a Non-Statutory Option granted under the Plan, the Committee (at its sole discretion) may accept payment pursuant to Subsections (b), (c), (d), (f) or (g) below.

         (b) Surrender of Stock. To the extent that this Subsection (b) is applicable, payment may be made all or in part with Shares, which have already been owned, by the Optionee or his or her representative for more than 12 months and which are surrendered to the Company in good form for transfer. Such Shares shall be valued at their Fair Market Value on the date when the new Shares are purchased under the Plan.

         (c) Exercise/Sale. To the extent that this Subsection (c) is applicable, payment may be made by the delivery (on a form prescribed by the Company) of an irrevocable direction to a securities broker approved by the Company to sell Shares and to deliver all or part of the sales proceeds to the Company in payment of all or part of the Exercise Price and any withholding taxes.

         (d) Exercise/Pledge. To the extent that this Subsection (d) is applicable, payment may be made by the delivery (on a form prescribed by the Company) of an irrevocable direction to pledge Shares to a securities broker or lender approved by the Company, as security for a loan, and to deliver all or part of the loan proceeds to the Company in payment of all or part of the Exercise Price and any withholding taxes.

         (e) Services Rendered. To the extent that this Subsection (e) is applicable, Shares may be awarded under the Plan in consideration of services rendered to the Company or a Subsidiary prior to the award. If Shares are awarded without the payment of a Purchase Price in cash, the Committee shall make a determination (at the time of the award) of the value of the services rendered by the Offeree and the sufficiency of the consideration to meet the requirements of Section 6(c).

         (f) Promissory Note. To the extent that this Subsection (f) is applicable, a portion of the Purchase Price or Exercise Price, as the case may be, of Shares issued under the Plan may be payable by a full recourse promissory note, provided that (i) the par value of such Shares must be paid in lawful money of the United States of America at the time when such Shares are purchased, (ii) the Shares are security for payment of the principal amount of the promissory note and interest thereon and (iii) the interest rate payable under the terms of the promissory note shall be no less than the minimum rate (if any) required to avoid the imputation of additional interest under the Code. Subject to the foregoing, the Committee (at its sole discretion) shall specify the term, interest rate, amortization requirements (if any) and other provisions of such note.

         (g) Other Forms of Payment. To the extent that this Subsection (g) is applicable, payment may be made in any other form approved by the Committee, consistent with applicable laws, regulations and rules.

SECTION 9. ADJUSTMENT OF SHARES.

         (a) General. In the event of a subdivision of the outstanding Stock, a declaration of a dividend payable in Shares, a declaration of a dividend payable in a form other than Shares in an amount that has a material effect on the value of Shares, a combination or consolidation of the outstanding Stock (by reclassification or otherwise) into a lesser number of Shares, a re-capitalization, a spin-off or a similar occurrence, the Committee shall make appropriate adjustments in one or more of (i) the number of Shares available for future grants under Section 5, (ii) the number of Non-Statutory Options to be granted to Outside Directors under Section 4(b), (iii) the number of Shares covered by each outstanding Option or (iv) the Exercise Price under each outstanding Option.

         (b) Reorganizations. In the event that the Company is a party to a merger or other reorganization, outstanding Options shall be subject to the agreement of merger or reorganization. Such agreement may provide, without limitation, for the assumption of outstanding Options by the surviving corporation or its parent, for their continuation by the Company (if the Company is a surviving corporation), for payment of a cash settlement equal to the difference between the amount to be paid for one Share under such agreement and the Exercise Price, or for the acceleration of their exercisability followed by the cancellation of Options not exercised, in all cases without the Optionees' consent. Any cancellation shall not occur until after such acceleration is effective and Optionees have been notified of such acceleration. In the case of Options that have been outstanding for less than 12 months, a cancellation need not be preceded by an acceleration.

         (c) Reservation of Rights. Except as provided in this Section 9, an Optionee or Offeree shall have no rights by reason of any subdivision or consolidation of shares of stock of any class, the payment of any dividend or any other increase or decrease in the number of shares of stock of any class. Any issue by the Company of shares of stock of any class, or securities convertible into shares of stock of any class, shall not affect, and no adjustment by reason thereof shall be made with respect to, the number or Exercise Price of Shares subject to an Option. The grant of an Option pursuant to the Plan shall not affect in any way the right or power of the Company to make adjustments, reclassifications, reorganizations or changes of its capital or business structure, to merge or consolidate or to dissolve, liquidate, sell or transfer all or any part of its business or assets.


SECTION 10. SECURITIES LAWS.

         Shares shall not be issued under the Plan unless the issuance and delivery of such Shares complies with (or is exempt from) all applicable requirements of law, including (without limitation) the Securities Act of 1933, as amended, the rules and regulations promulgated there under, state securities laws and regulations, and the regulations of any stock exchange on which the Company's securities may then be listed.


SECTION 11. NO RETENTION RIGHTS.

         Neither the Plan nor any Option shall be deemed to give any individual a right to remain an employee, consultant or director of the Company or a Subsidiary. The Company and its Subsidiaries reserve the right to terminate the service of any employee, consultant or director at any time, with or without cause, subject to applicable laws, the Company's certificate of incorporation and by-laws and a written employment agreement (if any).


SECTION 12. DURATION AND AMENDMENTS.

         (a) Term of the Plan. The Plan, as set forth herein, shall become effective upon approval by shareholders. The Plan shall terminate automatically 15 years after its initial adoption by the Board of Directors on __________, 2001, and may be terminated on any earlier date pursuant to Subsection (b) below.

         (b) Right to Amend or Terminate the Plan. The Board of Directors may, subject to applicable law, amend, suspend or terminate the Plan at any time and for any reason. An amendment to the Plan shall require stockholder approval only to the extent required by applicable law.

         (c) Effect of Amendment or Termination. No Shares shall be issued or sold under the Plan after the termination thereof, except upon exercise of an Option granted prior to such termination. The termination of the Plan, or any amendment thereof, shall not affect any Share previously issued or any Option previously granted under the Plan.


SECTION 13. EXECUTION.

         To record the adoption of the Plan by the Board of Directors on ___________, 2001 subject to approval and by the Company's stockholders at a duly noticed shareholders' meeting, the Company has caused its authorized officer to execute the same.

MIND2MARKET, INC.


By:
   ------------------------
It's President