Form 10QSB
period 2002-03-31
MIND2MARKET INC
filed 2002-07-22
CIK 1076044

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                 Commission File Number
------------------                                 ----------------------
March 31, 2002                                         000-28711


                               MIND2MARKET, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


            Colorado                                     84-1361341
---------------------------------                        -------------------
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

                  37,016,457 common shares as of March 31, 2002


MIND2MARKET, INC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

                                                                          MARCH 31,                 DECEMBER 31,
                                                                            2002                        2001
                                                                   ------------------------    -----------------------
ASSETS

Current assets:
Cash                                                                               $ 9,632                    $ 1,500
Employee advances                                                                    3,500                      1,500
                                                                   ------------------------    -----------------------
Total current assets                                                                13,132                      3,000


Property and equipment:
Property and equipment                                                              42,801                     42,801
Less accumulated depreciation                                                      (33,945)                   (31,777)
                                                                   ------------------------    -----------------------
Net property and equipment                                                           8,856                     11,024

Other assets:

Manufacturing and marketing rights and patents                                      58,819                     52,319
Less accumulated amortization                                                       (2,956)                    (1,909)
                                                                   ------------------------    -----------------------
Total other assets                                                                  55,863                     50,410
                                                                   ------------------------    -----------------------
Total assets                                                                      $ 77,851                   $ 64,434
                                                                   ========================    =======================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                                 $ 925,572                $ 1,599,613
Accrued expenses                                                                   139,461                    232,073
Payroll taxes payable                                                               26,069                     26,070
Current portion of long-term debt                                                   18,105                     14,605
                                                                   ------------------------    -----------------------
Total current liabilities                                                        1,109,207                  1,872,361

Long-term liabilities - loans from stockholders                                  1,623,141                    673,546

Stockholders' equity:

Preferred stock; authorized 5,000,000 shares $0.10 par value;
           none issued                                                                   -                          -

Common stock; authorized 50,000,000 shares, $.0001 par value;
           37,016,457 issued at March 31, 2002 and
                 34,866,457  issued at December 31, 2001                             3,702                      3,487
Paid-in-capital                                                                  2,636,664                  2,529,379
Retained earnings (deficit)                                                     (5,294,863)                (5,014,339)
                                                                   ------------------------    -----------------------
           Total stockholders' equity                                           (2,654,497)                (2,481,473)
                                                                   ------------------------    -----------------------
Total liabilities and stockholders' equity                                        $ 77,851                   $ 64,434
                                                                   ========================    =======================


                             SEE ACCOMPANYING NOTES


MIND2MARKET, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENTS OF OPERATIONS
                                                                                                Period from
                                                                Three months                    February 15, 1996
                                                                    Ended                       (Inception) to
                                                   ----------------------------------------    ---------------------------
                                                             3/31/02               3/31/01                        3/31/02
                                                   ------------------   -------------------    ---------------------------
Revenues - other                                                 $ -                   $ -                       $ 11,248

Cost of sales                                                      -                     -                              -
                                                   ------------------   -------------------    ---------------------------
Gross profit                                                       -                     -                         11,248

Operating costs:

Administrative costs                                         280,524               868,399                      5,306,111
                                                   ------------------   -------------------    ---------------------------
Net loss                                                   $(280,524)           $ (868,399)                  $ (5,294,863)
                                                   ==================   ===================    ===========================

Net loss per share                                           $ (0.01)              $ (0.03)                       $ (0.51)
                                                   ==================   ===================    ===========================

Weighted average shares outstanding                       35,719,235            29,046,231                     10,343,610
                                                   ==================   ===================    ===========================


                             SEE ACCOMPANYING NOTES


MIND2MARKET, INC
(A development stage company)
UNAUDITED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM DECEMBER 31, 2000 TO MARCH 31, 2002


                                                                                             Additional
                                                          Common Stock                        Paid-in               Accumulated
                                                  Shares                Amount                Capital                 Deficit
                                                 -------------------   --------------    ------------------    ---------------------
 Balance, January 1, 2001                                29,035,790          $ 2,904             $ 979,787             $ (2,062,788)

Stock issued for cash - @.05
     per share                                              532,000               53               132,947                       --

 Stock issued to Uinfo - $.05
      per share                                             666,667               67               166,600                       --

Issuance of common stock to                               3,000,000              300               749,700                       --
     UINFO for debt - $.05 per share

Fair value of options issued to
     related companies for services                              --               --                83,008                       --

 Stock issued for services - $.05
      per share                                           1,632,000              163               417,337                       --

 Net loss for year                                                -                -                     -               (2,951,551)
                                                 -------------------   --------------    ------------------    ---------------------
 Balance, December 31, 2001                              34,866,457            3,487             2,529,379               (5,014,339)

Stock issued for cash - @.05
     per share                                              550,000               55                27,445                       --

 Stock issued for services - $.05
      per share                                           1,600,000              160                79,840                       --

 Net loss for period                                                                                                       (280,524)
                                                 -------------------   --------------    ------------------    ---------------------
 Balance, March 31, 2002                                 37,016,457          $ 3,702           $ 2,636,664             $ (5,294,863)
                                                 ===================   ==============    ==================    =====================


                             SEE ACCOMPANYING NOTES


 MIND2MARKET, INC.
 (A DEVELOPMENT STAGE COMPANY)
 UNAUDITED STATEMENTS OF CASH FLOWS                                                                  Period from
                                                                      Three months                   February 15, 1996
                                                                          Ended                      (Inception) to
                                                             --------------------------------       --------------------
                                                                  3/31/02               3/31/01                 3/31/02
                                                             -------------   -------------------    --------------------
 Net (Loss)                                                     $(280,524)           $ (868,399)           $ (5,294,863)
 Adjustments to reconcile net loss to cash
      used in operations:
 Depreciation                                                       2,169                 2,131                  33,946
 Amortization                                                       1,047                    40                 101,600
 Common stock issued for interest                                                                               110,000
 Common stock issued for services                                  80,000               175,667                 983,232
 (Increase) decrease in assets                                     (8,500)                 (500)                153,911
 Increase (decrease) in current liabilities                      (763,155)              565,384               1,494,600
                                                             -------------   -------------------    --------------------
 Net cash provided by (used in) operating activities             (968,963)             (125,678)             (2,417,574)

 Cash flows from investing activities:
 Purchase of property and equipment                                     -                     -                 (42,801)
                                                             -------------   -------------------    --------------------
 Net cash used in investing activities                                  -                     -                 (42,801)

 Cash flows from financing activities
 Common stock issued for cash                                      27,500                     -                 341,566
 Loans from stockholders                                                -               125,151               2,128,441
                                                             -------------   -------------------    --------------------
 Cash provided by (used in) financing activities                   27,500               125,151               2,470,007
                                                             -------------   -------------------    --------------------
 Net (decrease) increase in cash                                 (941,463)                 (527)                  9,632

 Cash, beginning of period                                          1,500                     -                       -
                                                             -------------   -------------------    --------------------

 Cash, end of period                                            $(939,963)               $ (527)                $ 9,632
                                                             =============   ===================    ====================

 Supplemental cash flow information:

 Common stock issued for patent rights                                                                        $ 125,000
                                                                                                    ====================
 Spinoff from Nelx, Inc.                                                                                      $ 187,500
                                                                                                    ====================
 Common stock issued for services                                $ 80,000                                     $ 983,232
                                                                                                    ====================
 Common stock issued as consideration for loans                                                               $ 250,695
                                                                                                    ====================

                             SEE ACCOMPANYING NOTES

                                Mind2Market, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
     Three month periods ended March 31, 2002 and 2001, and the period from
                February 15, 1996 (inception) to March 31, 2002

NOTE A - DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
--------------------------------------------------------------------------
POLICIES:
---------

Interim financial information
-----------------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2001.

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

The calculation of basic earnings per share is as follows:


                                                                                Period from
                                                                                February 15,
                                                 Three months ended             1996 (inception)
                                                      March 31,                 to March 31,
                                                2002              2001          2002
                                                ----              ----          ----------------

Net loss                                 ($280,524)             ($868,399)      ($5,294,863)
                                        ===========            ===========      ============
Weighted average shares outstanding     35,719,235             29,046,231        10,343,610
                                        ===========            ===========      ============
Basic earnings (loss) per share             ($0.01)                ($0.03)           ($0.51)
                                        -----------            -----------      ------------

NOTE B - MANAGEMENT'S PLANS:
---------------------------
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred a net loss for the period from February 15, 1996 (inception) to March 31, 2002 aggregating $5,294,863 and incurred a loss of $280,524 for the three months ended March 31, 2002. The Company has a deficiency in assets at March 31, 2002 of $2,654,499. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

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

ITEM 2.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

RESULTS OF OPERATIONS FOR QUARTER ENDED MARCH 31, 2002 COMPARED TO QUARTER ENDED MARCH 31, 2001

     The Company had no revenues during the quarter in 2002 or 2001. Operations during the quarter in 2002 consisted of website design, systems integration, and software development.

     The Company incurred expenses of $868,399 in the quarter in 2001 compared to $280,524 in expenses in the quarter in 2002. The Company had a loss of ($868,399) in the quarter in 2001 compared to a loss of ($280,524) in the quarter in 2002. The loss per share was ($.03) in the quarter in 2001 compared to ($.01) in 2002.

     The trend of operating losses is expected to continue indefinitely until and unless the Company is able to generate or develop business revenues for which there is no assurance.


LIQUIDITY AND CAPITAL RESOURCES

     The Company had $9,632 cash capital at the end of the period and current liabilities exceeded current assets by $1,087,000 approximately. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

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

Date: July 3, 2002

                                              MIND2MARKET, INC.


                                              /s/ James Clark
                                              -----------------------------
                                              James Clark, CEO