Form 10KSB
period 2003-12-31
MIND2MARKET INC
filed 2004-08-24
CIK 1076044

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10KSB

                            Annual Report Pursuant to
                       The Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2003

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


7609 Ralston Road, Arvada, Colorado 80002
-----------------------------------------------------
(Address of principal executive offices)    (Zip Code)

                                 (303) 422-8127
                                 --------------


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

Yes  No X

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

Yes No X

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2003: $49,650 based upon a bid price of $.01 @ December 31, 2003.

Number of outstanding shares of the registrant's common stock, as of December 31, 2003: 37,625,123.

PART I                                                                     PAGE

     Item 1.   Description of Business                                         1
     Item 2.   Description of Property                                         2
     Item 3.   Legal Proceedings                                               3
     Item 4.   Submission of Matters to a Vote of Security Holders             3


PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters        3
     Item 6.   Management's Discussion and Analysis or Plan of Operation       4
     Item 7.   Financial Statements                                            6
     Item 8. Changes in and Disagreements With Accountants on Accounting 6 and Financial Disclosure
     Item 8a.  Controls and Procedures                                         6


PART III

     Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act               6
     Item 10.  Executive Compensation                                         10
     Item 11.  Security Ownership of Certain Beneficial Owners and Management 13
     Item 12.  Certain Relationships and Related Transactions                 16
     Item 13.  Exhibits and Reports on Form 8-K                               18
     Item 14.  Principal Accountant Fees and Services                         19

SIGNATURES                                                                    20

ITEM 1. BUSINESS

HISTORY

The Company was formed as a Colorado Corporation in 1996 as NELX Marketing, Inc. It was formed as a wholly owned subsidiary corporation of NELX, Inc. It received limited capital of $11,500 from NELX, Inc. In October, 1996, NELX, Inc. agreed to divest the company. NELX Marketing, Inc. changed its name to Mind2Market, Inc. concurrent with the separation from NELX, Inc.

BUSINESS

As a new business direction and endeavor on August 19, 2000, the Company entered into an Agreement to acquire the rights to state of the art technology from Global Network Media, Inc, which provides the capability of marketing and distributing music over the Internet, while at the same time offering accountability and copyright protection. The process protects the copyrighted nature of the material from unauthorized digital copying or distribution. It also provides an accounting system that assures all parties that have an interest in the copyrighted media, its sale and distribution are appropriately compensated. Further, the technology was designed to securely distribute any digital or digitized information. Included was the ability to distribute proprietary and/or copyrighted intellectual property over the Internet while prohibiting unauthorized use or copying by unauthorized users. The data cannot be copied to and used on any device other than the one to which it was transmitted. This technology was to be used in conjunction with a Secured Internet Media (SIM) Player, a technology for reading and playing the secured data. The Company secured the exclusive development, manufacturing and licensing rights from Global Network Media, Inc. for this system based on techniques described in and protected by the four pending patent applications owned by James R. Clark. The Company has been unable to develop and commmercialize the technology and its license agreement is in default.

Due to lack of funding, the Company ceased its efforts in 2002 to develop the technology.

The Company had entered into an agreement with UINFO, a US-based subsidiary of a foreign firm, to develop a digital data distribution system for the exclusive use of the Company. UINFO has agreed to develop a software system to distribute music electronically and handle the accounting work resulting from these sales. For the software, the Company had agreed to pay UINFO $1.5 million and to issue 2 million shares of stock to UINFO which stock has been issued. Under the Agreement the Company would have exclusive rights to this software, and would pay UINFO 10% of advertising funds generated by using the UINFO-designed software. The corporations are not partners, nor are they participating in a joint venture. Due to delays in funding, the Company has issued additional shares to UINFO ( 3 million) in lieu of some of the cash payment, but the balance of the cash payment has not been made and the development contract is in default.
(b) Parents and Subsidiaries: None

(2) DEPENDENCE ON A SINGLE CUSTOMER OR A FEW CUSTOMERS.

 At year end the Company had no significant revenues, and no customers.

b) Client Services revenues - none

(3) BACKLOG OF ORDERS. None

(4) GOVERNMENT CONTRACTS. None

(5) COMPETITIVE CONDITIONS.

a) There are a number of competitors in the music/digital download market all of which have much larger capital availability and established businesses, and operating technology when compared to the Company. MP3, IPOD and Microsoft.

(6) REGISTRANT SPONSORED RESEARCH AND DEVELOPMENT. The company has discontinued development efforts.

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

(8) NUMBER OF PERSONS EMPLOYED. As of December 31, 2003, the Company had three Officers, ; CEO, James R. Clark; and Secretary/Treasurer, Charles H. Jacobson who devote minimal time to the Company. The Company also relies on consulting and contract services for much of its development and administrative effort.

ITEM 2. PROPERTIES
------------------
None
                                       2

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

No matters have been submitted to shareholders for approval in the year 2003.

PART II

ITEM 5. MARKET FOR MIND2MARKET, INC.'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION
--------------------------------------------------------------------------------

As of December 31, 2003, there were 209 registered holders of shares of the outstanding common stock of the Company. The Company's common stock was traded on the "Over-the-Counter" Bulletin Board market from June 2001 under the symbol MTMI through April 2002, but is now traded in the Pink Sheets. No dividends have been paid to shareholders to date and no assurance can be made that any dividends will ever be paid to shareholders.

Prices shown are closing prices without adjustments, interdealer markups, commissions or discounts.

2002              High              Low
----              ----              ---

1st Quarter       .10               .03
2nd Quarter       .05               .02
3rd Quarter       .04               .02
4th Quarter       .04               .01

2003              High              Low
----              ----              ---

1st Quarter       No Quote Available
2nd Quarter       No Quote Available
3rd Quarter       .01               .01
4th Quarter       .01               .01


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company has no primary income source or operations at this time.

RESULTS OF OPERATIONS FOR YEAR ENDED DECEMBER 31, 2003 AS COMPARED TO PRIOR YEAR 2002.

     The Company had no revenues in year 2003 or 2002 and had no revenues. The Company incurred limited expenses in 2003 since operations were minimal The Company accrued or expended $143,946 in total expenses in 2003, compared to 2002 expenses of $424,155

     The expenses in 2003 and 2002 were primarily interest on loans and contract services. The operating loss for 2003 ($143,946) compared to ($424,155) in 2002. The loss per share was nominal in 2003 and ($.01) in 2002.

     The trend of operating losses will continue at the current rate or a higher rate as the Company seeks to develop a new business.

LIQUIDITY

     The Company expects that its need for liquidity will increase for the coming year to pay its liabilities. The Company is seeking additional capital to market the product. No avenues are being pursued at this time to acquire any funding.

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

     It has  accounts payable of $938,897 and $239,121 in accruals.

     The Company's current assets $8,576 at December 31, 2003, were exceeded by its current liabilities, by ($2,835,424).

      Long Term.
      ---------

     As of December 31, 2003, the Company has notes payable to affiliates or principals of the Company of $1,666,966.

CAPITAL RESOURCES

      The primary capital resources of the Company are its common stock.

     As of the date of the annual report, the Company had no commitments for capital expenditures within the next year The Company has no capital with which to pay any expenses or debt.

      Cash Flows:
      ----------

      The Company has achieved no revenues to date.

     Need for Additional Financing. The Company does not have capital sufficient to meet the Company's cash needs, or to carryout business, including the costs of compliance with the continuing reports requirements of the Securities Exchange Act of 1934 estimated at $30,000. The Company will have to seek loans or equity placements to cover all cash needs. There is no assurance, however, that without funds it will ultimately allow registrant to commence sales and marketing. Once marketing commences, the Company's needs for additional financing are likely to increase substantially.

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

No additional employees are planned for hiring unless capital can be achieved. No additional asset purchases are planned.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

The response to this item is included as a separate exhibit to this report. Please see pages F-1 through F-11.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

None.

Item 8a Controls and Procedures
----------------------------------

Evaluation of Internal and Disclosure Controls
----------------------------------------------

     The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of December 31, 2003 (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

     There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2003 the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS AND SIGNIFICANT MEMBERS OF MANAGEMENT
-------------------------------------------------------------------------------

DIRECTORS

(a) As of December 31, 2003, the following persons are currently serving as directors of the Company. Certain information regarding each director is set forth below, including each individual's principal occupation, and the year in which the individual was elected a director of the Company or one of its predecessor companies.

DIRECTORS



Name                          Age               Title
----                          ---
Charles Jacobson              75                Director

Douglas Deckert               51                Director

James Clark                   43                Director

Doug Webber                   56               Director


EXECUTIVE OFFICERS

At December 31, 2003, the executive officers of the Company were as follows:



NAME                       AGE      POSITION WITH COMPANY             TERM
----                      -----     ----------------------            -----

James R. Clark             43         Chairman of the Board
                                        & CEO                         Annual

Charles Jacobson           75         Secretary & Treasurer           Annual



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

DOUGLAS F. WEBBER

Mr. Webber served as President of M2M until December 2003 and has been a director since 2002. Mr. Webber has 30 years experience in Sales, Marketing and Corporate Management and has held several key executive positions during his career. Douglas Webber was elected to the Board of Directors in March 2002. He holds a Bachelor as well as a Masters degree in Business Administration. Mr. Webber joined M2M from Century 21 Real Estate where he was Vice President of Corporate Development. He was responsible for new business development, market strategy creation and implementation as well as acquisitions and mergers. Mr. Webber was instrumental in creating ancillary incomes streams for both the agents and the corporation. Prior to joining Century 21 Mr. Webber was President and Chief Executive Officer of Strathmore Investments, a private company with holdings in real estate, retail and wholesale sales outlets and franchise businesses. Mr. Webber also has an extensive background in distribution having served as Product Marketing Manager for Pioneer Standard Electronics, a national distributor of electronics and computer hardware. Mr. Webber was in charge of sales, marketing and distribution for Digital Equipment Corp., Intel, HP, Compaq and several component manufacturers.

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

ITEM 10. EXECUTIVE COMPENSATION

(a) Officer's Compensation

The following table sets forth the compensation by the Company of the President and the executive officers of the Company in 2003, for services in all capacities to the Company and its subsidiaries during the two fiscal years ended December 31, 2003.



                               ANNUAL COMPENSATION
                      -------------------------------------
                                                             OTHER     LONG-TERM
                                                             ANNUAL    AWARDS OF
NAME AND                            SALARY       BONUS    COMPENSATION   OPTIONS
PRINCIPAL POSITION       YEAR         ($)         ($)         ($)       (# SHS)
------------------   --------   -----------    ----------  ----------- ---------

Douglas F. Webber        2002     20,000**
  President              2003     0 **             0            0
(resigned 2003)

James R. Clark           2002     40,000           0            0        350,000
 Chairman & CEO          2003     0                0            0      3,000,000

Charles Jacobson         2002     150,000          0            0          0
  Secretary/Treasurer    2003     0                0            0        500,000

Officers as a group      2002     43,000
                         2003     0

     * Only a portion of these salaries were actually paid...a large portion was accrued and converted into long term notes.

** Mr. Webber claims additional compensation due for such periods.

 (b) Directors' Compensation

There is no awards committee for the Company at this time.


                     SUMMARY COMPENSATION TABLE OF DIRECTORS *
                             (To December 31, 2000)

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
Position               Fees ($)          Fees($)    Shares (#)   Options/SARs(#)
                                                                 (SHARES)
- ----------------------------------------------------------------------------------------------------------------


Charles        2002         0      0         0         0              0                   0         0
 Jacobson      2003         0      0         0         0              0                   0         0
Director

James Clark    2002         0      0         0         0              0                   0         0
Director       2003         0      0         0         0              0                   0         0

Douglas        2002         0      0         0         0              0                   0         0
 Deckert       2003         0      0         0         0              0                   0         0
Director

Douglas        2002         0      0         0         0              0                   0         0
 Webber        2003         0      0         0         0              0                   0         0
Director



* Excludes compensation accrued or paid for services as an officer. EMPLOYMENT AGREEMENTS

No ongoing employment agreements exist as of this date.

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

To the Company's knowledge, during the year ended December 31, 2003, Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were not fully complied with.

(a) The following table lists any person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) who, to the knowledge of the Company, was the beneficial owner as of December 31, 2003, of more than 5% of the outstanding voting shares of the Company. Unless otherwise noted, the owner has sole voting and dispositive power with respect to the securities.


   Title      Name and Address
     of        of Beneficial               Amount of   Five Percent Ownership
   Class        Owner                     Beneficial       of
                                           Interest      Equity(1)
---------  ----------------------------  ------------  -----------
Common     James R. Clark*               11,313,628      30%

Common     H. Arthur Langer &**          11,523,928      30%
           Gloria G. Langer

Common     Global Network Media, Inc.     4,681,828      13%

Common     DynaCor Systems, Inc.          2,401,900      6.3%


(1) With respect to the common stock, percentages shown are based upon 37,625,123 shares of common stock actually outstanding as of December 31, 2003.

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

As indicated above, a number of options were issued by the Board of Directors in the year 2003. The following table lists any person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) who, to the knowledge of the Company, would have been the beneficial owner as of December 31, 2003, of more than 5% of the outstanding voting shares of the Company, if all the options issued in 2003 that were exercisable were indeed exercised (although none were). Unless otherwise noted, the owner has sole voting and dispositive power with respect to the securities.

Beneficial Ownership of Common Stock constituting Five Percent or over if All Options Outstanding in 2003 had been Exercised

      (Resulting Total Outstanding Shares Would Have Been 50,600,123 Shares)

   Title    Name and Address of Beneficial  Amount of      Percent
    of               Owner                 Beneficial       of      Voting
   Class                                    Interest      Equity(1)  Class
---------  ----------------------------  ------------  ----------- -----------
Common     James R. Clark*               20,663,628      40%         43%

Common     H. Arthur Langer &**          17,523,928      34%         37%
           Gloria G. Langer

Common     Global Network Media, Inc.     6,681,828      14%         14%

Common     DynaCor Systems, Inc.          6,401,900      12.6%       13%


(1) With respect to the common stock, percentages shown are based upon 50,600,123 shares of common stock that would have been outstanding as of December 31, 2003, if all the options issued in 2001 had been exercised.

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


 (b) The following table sets forth as of December 31, 2003, the beneficial ownership of the Company's voting shares by all current directors and executive officers of the Company as a group. Unless otherwise indicated, each person listed below has sole voting and investment power over all shares beneficially owned by him.

                 Beneficial Ownership of Officers and Directors


      Title       Name of                             Amount and        Percent
        of        Beneficial                          Nature of         of
      Class       Owner                               Beneficial        Equity
      -----       -----                               Ownership         -------
                                                      ---------
Common Stock    James R. Clark, Chairman & CEO         11,313,628        30%*

Common Stock    Charles Jacobson, Secretary/Treasurer   5,882,728        15.6%*
                    & Director

Common Stock    Douglas Deckert, Director               5,402,428        15%*

Common Stock    Douglas Webber, Director                   61,250          .16%

                                                           --------------------
                Officers and Directors as a Group      22,660,034        61%



* James Clark, Charles H. Jacobson, and Doug Deckert are all Directors of Global Network Media, Inc., which owns 4,681,828 shares (13%) included in each of their beneficial ownership amounts. James Clark is also a Director of DynaCor Systems, Inc., which owns 2,401,900 shares that are included in his beneficial amount.

The following table sets forth as of December 31, 2003, the beneficial ownership of the Company's voting shares by all current directors and executive officers of the Company as a group if all the options outstanding in 2003 that were exercisable were indeed exercised (although none were). Unless otherwise indicated, each person listed below has sole voting and investment power over all shares that would have been beneficially owned by him.

Beneficial Ownership of Officers and Directors if All Options Outstanding had Been Exercised in 2003.

    (Resulting Total Outstanding Shares Would Have Been 50,600,123 Shares)


      Title       Name of                             Amount and        Percent
        of        Beneficial                          Nature of         of
      Class       Owner                               Beneficial        Equity
      -----       -----                               Ownership         -------
                                                      ---------
Common Stock    James R. Clark, Chairman & CEO         20,663,628        40%*
                                and Director

Common Stock    Douglas F. Webber, former President     1,186,250        2.3%
                                 and Director

Common Stock    Charles Jacobson, Secretary/Treasurer   8,382,728        16.5%*
                    & Director

Common Stock    Douglas Deckert, Director               8,652,428        17%*

Common Stock    Douglas Webber - Director                  61,250         .16%

                                                           --------------------
                Officers and Directors as a Group      22,660,034        61%

* James Clark, Charles H. Jacobson, and Doug Deckert are all Directors of Global Network Media, Inc., which would have owned 6,681,828 shares (14%) had all the options issued in 2003 been exercised and those shares are included in each of their beneficial ownership amounts. James Clark is also a Director of DynaCor Systems, Inc., which would have owned 6,401,900 shares (13%) had all the options issued in 2003 been exercised and those shares are also included in his beneficial ownership amount.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Global Network Media (GNM, which owns 4,681,828 shares or 13% of the Company's stock) and Dynacor Systems, Inc (which owns 2,401,900 shares or 7% of the Company's stock) provided certain services for the Company in the past. During the years ended December 31, 2001 and 2002, GNM and Dynacor provided services aggregating $1,648,449, of which all has been converted into notes payable over 30 years. No services were billed in 2003.

UINFO International, Inc., a Colorado company entered into an agreement with the Company in October, 2000 to provide certain software development for the Company. The agreement is to be completed in three phases, and calls for a total of 2,000,000 shares of Company stock to be issued and held in escrow pending completion of the contract. 666,667 of these shares were earned at the completion of phase I, completed in December, 2000. In addition to the common stock, UINFO was to be paid $1,500,000. Of this amount, $500,000 was earned at the completion of phase I. UINFO agreed to convert $350,000 of this amount to a 30 year note. In 2001, pursuant to Board action, M2M issued to UINFO a total of
3.0 million shares of M2M S8 stock in lieu of additional payments due to it, in two separate installments of 1.5 million shares each. After the initial installment was issued, UINFO sold the first 1.5 million shares of this stock in a private transaction. The UINFO agreement is in default by the Company.

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

No options were issued in 2002 or 2003.


PART IV

ITEM 13. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules. The following financial statements and schedules for Mind2Market, Inc. as of December 31, 2003 are filed as part of this report.

(1) Financial statements of Mind2Market, Inc. and subsidiaries.




                                                                            Page


Contents to Financial Statements

Independent Auditor's Report for years ended
December 31, 2002 and 2003                                            F-1

Consolidated Balance Sheet at end of December 31, 2003                F-2

Consolidated Statement of Operations at end of December 31, 2003      F-3

Consolidated Statement of Cash Flows at end of December 31, 2003      F-4

Consolidated Statement of Stockholders' Equity at end of
December 31, 2003                                                     F-5

Notes to the Consolidated Financial Statements                        F-6-F-11

     (2) Financial Statement Schedules:

  All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b) Exhibits:

SK#                      Name of Exhibit                    Page No.

3.0                 Articles of Incorporation                    *
3.1                 Articles of Amendment                        *
3.2                 Bylaws                                       *
10.1                Employment Agreements                        *
10.2                Employment Agreements                        *
10.3                Employment Agreements                        *

* Incorporated by Reference as filed with the Securities & Exchange Commission on December 29, 1999 under file #000-28711.

(c) Reports on Form 8-K filed during the fiscal year ended December 31, 2003. (incorporated by reference):

               None

Item 14. Principal Accountant Fees and Services
- -------------------------------------------------------
General. Michael Johnson & Co., LLC, CPAs ("MJC") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining MJC's independence.

     Audit Fees. In 2004 MJC was retained by the Company at $5,000 for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended December 31, 2003 and 2002 and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended March 31, 2003, June 30, 2003 and September 30, 2003. MJC is expected to bill the Company an additional $5,000 for the 2002 and 2003 audits and for reviews of 2002/2003 20Q's.

         There were no audit related fees in 2003 or 2004. There were no tax fees or other fees in 2003 or 2004 paid to Auditors or Auditors affiliates.

         The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2003 and 2004.

         All audit work was performed by the auditors' full time employees.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: August 23, 2004
MIND2MARKET, INC.

by:/s/James Clark, CEO
James Clark, CEO

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  August 23, 2004

/s/James R. Clark, Chairman & CEO
------------------------
James R. Clark, Chairman & CEO

/s/Charles Jacobson, Secretary, Treasurer & Director
------------------------
Charles Jacobson, Secretary, Treasurer & Director

/s/ Douglas Deckert, Director
------------------------
Douglas Deckert, Director

                                MIND2MARKET, INC.


                              FINANCIAL STATEMENTS

                                December 31, 2003

                           MICHAEL JOHNSON & CO., LLC
                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237

Michael B. Johnson C.P.A.                             Telephone:  (303) 796-0099
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s




                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Mind2Market, Inc.
Denver, CO


We have audited the accompanying consolidated balance sheets of Mind2Market, Inc., as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mind2Market, Inc., as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The financial statements for the year ended December 31,2001 were audited by other accountants, whose report, dated May 22, 2002, expressed an unqualified opinion on those statements. They have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operation. The Company lost $5,582,440 from operations through December 31, 2003. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Denver, Colorado
August 20, 2004
/s/Michael Johnson & Co., LLC



                                  MIND2MARKET
                                 Balance Sheets
                                  December 31


                                                                                             2003                2002
                                                                                        ---------------      --------------

ASSETS;
Current Assets:
    Cash                                                                                           $ -               $ 176
    Accounts Receivable                                                                              -               8,400
                                                                                        ---------------      --------------

        Total Current Assets                                                                         -               8,576
                                                                                        ---------------      --------------

Fixed Assets:
     Computers & Equipment                                                                   141,445               141,446
     Less Accumulated Depreciation                                                          (141,445)             (140,143)
                                                                                        ---------------      --------------

          Total Fixed Assets                                                                         -               1,303
                                                                                        ---------------      --------------

Other Assets:
     Patents                                                                                  63,319                69,319
     Less Accumulated Amortization                                                           (16,781)               (1,909)
                                                                                        ---------------      --------------

          Total Other Assets                                                                  46,538                67,410
                                                                                        ---------------      --------------

TOTAL ASSETS                                                                                $ 46,538              $ 77,289
                                                                                        ===============      ==============


LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts Payable                                                                        $940,097              $938,897
    Accruals                                                                                 369,633               239,121
    Notes Payable                                                                          1,648,449             1,666,966
                                                                                        ---------------      --------------

        Total Current Liabilities                                                          2,958,179             2,844,984
                                                                                        ---------------      --------------

 Stockholders Equity:
    Preferred Stock, $.10 par value, 5,000,000 shares authorized                                  -                   -
       None issued.
    Common stock, $.0001 par value, 50,000,000 shares authorized                               3,763                3,763
        37,625,123 shares issued and outstanding 2003 and 2002.
    Additional Paid-In Capital                                                             2,667,036            2,667,036
    Accumulated deficit                                                                   (5,582,440)          (5,438,494)
                                                                                        ---------------      --------------
        Total Stockholders' Equity                                                        (2,911,641)          (2,767,695)
                                                                                        ---------------      --------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                                    $ 46,538             $ 77,289
                                                                                        ===============      ==============

The accompanying notes are an integral part of these financial statements.



                               MIND2MARKET, INC.
                            Statements of Operations
                        For the Year Ended December 31,



                                                                      2003                  2002
                                                                 ----------------      ----------------

Revenue:
    Sales                                                                    $ -                   $ -
                                                                 ----------------      ----------------

Total Income                                                                   -                     -
                                                                 ----------------      ----------------

Operating Expenses:
     Administrative Expenses                                             143,946               424,155
                                                                 ----------------      ----------------

Total Expenses                                                           143,946               424,155
                                                                 ----------------      ----------------

Net Loss From Operations                                                (143,946)             (424,155)
                                                                 ----------------      ----------------

Per Share Information:

     Weighted average number
     of common shares outstanding                                     37,265,123            37,265,123
                                                                 ----------------      ----------------

Net Loss per common share                                                  (*)                 $ (0.01)
                                                                 ================      ================

* Less than $.01

The accompanying notes are an integral part of these financial statements.



                               MIND2MARKET, INC.
                         Stockholders' Equity (Deficit)
                               December 31, 2003


                                                   COMMON STOCKS                  Additional                                   Total
                                                                                   Paid-In             Accumulated     Stockholders'
                                            # of Shares         Amount             Capital               Deficit           Equity
                                            -----------         ------             --------              --------          --------

Balance - January 1, 2001                      29,035,790         $ 2,904            $ 979,787           $(2,062,788)   $(1,080,097)

Issuance of stock for cash                        532,000              53              132,947                     -        133,000
Issuance of stock for services                    666,667              67              166,600                     -        166,667
Issuance of stock for UINFO                     3,000,000             300              749,700                     -        750,000
Fair Value of Options                                   -               -               83,008                     -         83,008
Issuance of stock for services                  1,632,000             163              417,337                     -        417,500
Net Loss for Year                                       -               -                    -            (2,951,551)    (2,951,551)
                                               ----------         -------           ----------           -----------    ------------
Balance - December 31, 2001                    34,866,457           3,487            2,529,379            (5,014,339)    (2,481,473)
                                               ----------         -------           ----------           -----------    ------------
Issuance of stock for cash                        550,000              55               27,445                     -         27,500
Issuance of stock for services                  1,600,000             160               79,840                     -         80,000
Issuance of stock for services                    608,666              61               30,372                     -         30,433
Net Loss for Year                                       -               -                    -              (424,155)      (424,155)
                                               ----------         -------           ----------           -----------    ------------
Balance - December 31, 2002                    37,625,123           3,763            2,667,036            (5,438,494)    (2,767,695)
                                               ----------         -------           ----------           -----------    ------------
Net Loss for Year                                       -               -                    -              (143,946)      (143,946)
                                               ----------         -------           ----------           -----------    ------------
Balance - December 31, 2003                    37,625,123         $ 3,763           $2,667,036           $(5,582,440)   $(2,911,641)
                                               ==========         =======           ==========           ===========    ============

The accompanying notes are a integral part of these financial statements.

                               MIND2MARKET, INC.
                            Statements of Cash Flow
                        For the Year Ended December 31,

                                Indirect Method




                                                                                                       2003                     2002
                                                                                          -----------------        -----------------

Cash Flows from Operating Activities:

     Net (Loss)                                                                                 $ (143,946)              $ (424,155)
    Stock issued for services                                                                                 -             110,433
     Depreciation & Amortization                                                                    22,175                    9,722
     Adjustments to reconcile net loss to cash used
        by operating activities
     (Increase) decrease in accounts receivable                                                      8,400                   (6,900)
     (Decrease) increase in accounts payable and accrued expenses                                  131,712                 (696,739)
                                                                                          -----------------        -----------------

Net Cash Used by Operating Activities                                                               18,341               (1,007,639)
                                                                                          -----------------        -----------------


Cash Flows from Financing Activities:

     Proceeds from stock issuance                                                                       -                    27,500
     Payments of notes payable                                                                     (18,517)
     Proceeds from notes payable                                                                        -                   978,815
                                                                                          -----------------        -----------------

Net Cash Provided by Financing Activities                                                          (18,517)               1,006,315
                                                                                          -----------------        -----------------

Net Increase in Cash & Cash Equivalents                                                               (176)                  (1,324)

Beginning Cash & Cash Equivalents                                                                      176                    1,500
                                                                                          -----------------        -----------------

Ending Cash & Cash Equivalents                                                                         $ -                    $ 176
                                                                                          =================        =================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                                        $ 8,275                  $ 8,275
                                                                                          =================        =================
     Cash paid for Income Taxes                                                                        $ -                      $ -
                                                                                          =================        =================

NON-CASH TRANSACTIONS
     Common stock issued for services                                                             $ 49,907                 $ 49,907
                                                                                          =================        =================

See accompanying notes are an integral part of these financial statements.

                                MIND2MARKET, INC.
                          Notes to Financial Statements
                                December 31, 2003


Note 1 - Organization and Summary of Significant Accounting Policies:
         ------------------------------------------------------------

Organization:

Mind2Market, Inc. ("the Company ") was incorporated in Colorado on February 15, 1996 as NELX Marketing, Inc., a wholly owned subsidiary of NELX, Inc., a publicly owned company. On October 14, 1996, in a corporate divestiture, the Company was divested from NELX by issuing 600,000 shares of the Company's common stock to NELX, Inc.'s shareholders. New management was appointed The new management intends to develop M2M into a service company that will enable vendors to market their products over the Internet with proper controls and accountability. The Company's fiscal year is December 31.

Basis of Accounting:

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles..

Cash and Cash Equivalents:
-------------------------

The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.

Use of Estimates:

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Share:

Net loss per share is based on the weighted average number of common shares and common shares equivalents outstanding during the period.

Property and Equipment

Equipment and property are capitalized at acquisition cost and depreciated utilizing the straight-line method over its estimated useful life. Maintenance, repairs and minor renews are charged to operations as incurred. Patents are capitalized at acquisition cost and amortized over 7 years using the straight-line method.

Other Comprehensive Income

The Company has no material components of other comprehensive income (loss), and accordingly, net loss is equal to comprehensive loss in all periods.

                                MIND2MARKET, INC.
                          Notes to Financial Statements
                                December 31, 2003


Note 2 - Federal Income Taxes:

The Company has made no provision for income taxes because there have been no operations to date causing income for financial statements or tax purposes.

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards Number 109 ("SFAS 109"). "Accounting for Income Taxes", which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Deferred tax assets
         Net operating loss carryforwards                       $ 5,582,440
         Valuation allowance                                     (5,582,440)
                                                                  -------------
         Net deferred tax assets                                $         0
                                                                  =============

At December 31, 2003, the Company had net operating loss carryforwards of approximately $5,582,440 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2010.

Note 3 - Going Concern:

The Company's financial statements have been prepared on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $2,958,179.

The Company has not earned any revenue from operations in 2003. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital to achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

Note 4 - Capital Stock Transactions:

The authorized capital stock of the Company is 50,000,000 shares of common stock at $.0001 par value and 5,000,000 shares of preferred stock at $.10 par value. The Company issued no shares of stock in 2003.

Note 5 - Segment Information

Mind2Market, Inc. operates primarily in a single operating segment, business-to business internet applications.

                                MIND2MARKET, INC.
                          Notes to Financial Statements
                                December 31, 2003


Note 6 - Note Payable - Related Parties:

On December 31, 2003 the Company had the following Notes Payable:

         Note payable to GNM for payment of Consulting
         contract, bearing interest at 10%, due upon demand.       $    882,095

         Note payable to Dynacor for payment of Consulting
         contract, bearing interest at 10%, due upon demand.            464,000

         Note payable to Douglas Webber for payment of
         company debts, bearing interest at 10%, due upon demand.        67,000

         Note payable to James Clark for payment of company
         debts, bearing interest at 10%, due upon demand.               114,600

         Note payable to C.H. Jacobson for payment of company
         debts, bearing interest at 10%, due upon demand.                90,603

         Note payable to Ron Powell for payment of Consulting
         contract, bearing interest at 10%, due upon demand.             30,151
                                                                         ------

                                    Total Notes Payable              $1,648,449
                                                                     ==========

In the year 2002, Douglas Webber, C.H. Jacobson and James Clark paid Company expenses and advanced the Company funds. These note holders are Officers of the Company and considered to be related parties.

                                MIND2MARKET, INC
                          Notes to Financial Statements
                                December 31, 2003



Note 6 - Financial Accounting Developments:

Recently issued Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" and interpretation of ARB (Accounting Research Bulletin) No. 51. The interpretation addresses consolidation and disclosure issues associated with variable interest entities. In October 2003, the effective date of FIN 46 for variable interest entities in existence prior to February 1, 2003, was delayed to December 31, 2003. In December 2003, the FASB issued a revised version of FIN 46, which effectively delayed implementation until March 2004, with earlier adoption permitted. SFAS 146 did not materially effect the financial statements.

In March 2003, the FAS issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 is effective for contracts entered into or modified after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 149 did not materially effect the financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes new standards of how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within the scope of this statement as a liability because the financial instrument embodies an obligation of the issuer. This statement applies to certain forms of mandatorily redeemable financial instruments including certain types of preferred stock, written put options and forward contracts. SFAS 150 did not materially effect the financial statements.