Form 10QSB
period 2004-06-30
MIND2MARKET INC
filed 2004-08-24
CIK 1076044

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                 Commission File Number
- -----------------                                 ----------------------
June 30, 2004                                         000-28711


                               MIND2MARKET, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


            Colorado                                     84-1361341
- --------------------------------                        -------------------
     (State of incorporation)                           (I.R.S. Employer
                                                        Identification No.)

                       7609 Ralston Road, Arvada, CO 80002
          ------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (303) 422-8127


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                  Yes         No   X
                                     -----        ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  37,625,123 common shares as of June 30, 2004

                                MIND2MARKET, INC.

                              FINANCIAL STATEMENTS

                         SIX-MONTHS ENDED JUNE 30, 2004
                                   (UNAUDITED)

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








                           ACCOUNTANT'S REVIEW REPORT



Board of Directors
Mind2Market, Inc.
Denver, CO


We have reviewed the accompanying balance sheet of Mind2Market as of June 30, 2004 and the related statement of operations for the three and six months ended June 30, 2004 and 2003 and the related cash flows for the six-months ended June 30, 2004 and 2003, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2004. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants and standards of PCAOB. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are unaware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States and the standards of PCAOB.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated August 20, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2004 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Michael Johnson & Co., LLC
August 23, 2004
/s/Michael Johnson & Co., LLC


                               MIND2MARKET, INC.
                                 Balance Sheets
                                  (Unaudited)



                                                                                   June 30,         December 31,
                                                                                     2004               2003
                                                                                 -------------      -------------

ASSETS;
Current Assets:
    Cash                                                                              $ 4,275                $ -
    Accounts Receivable                                                                     -                  -
                                                                                 -------------      -------------

        Total Current Assets                                                            4,275                  -
                                                                                 -------------      -------------

Fixed Assets:
     Computers & Equipment                                                            141,445            141,445
     Less Accumulated Depreciation                                                   (141,445)          (141,445)
                                                                                 -------------      -------------

          Total Fixed Assets                                                                -                  -
                                                                                 -------------      -------------

Other Assets:
     Patents                                                                            63,319             63,319
     Less Accumulated Amortization                                                     (16,781)           (16,781)
                                                                                 -------------      -------------

          Total Other Assets                                                            46,538             46,538
                                                                                 -------------      -------------

TOTAL ASSETS                                                                          $ 50,813           $ 46,538
                                                                                 =============      =============


LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts Payable                                                                  $938,484           $940,097
    Accruals                                                                           369,633            369,633
    Notes Payable                                                                    1,654,692          1,648,449
                                                                                 -------------      -------------

        Total Current Liabilities                                                     2,962,809          2,958,179
                                                                                 -------------      -------------

 Stockholders Equity:
    Preferred Stock, $.10 par value, 5,000,000 shares authorized                            -                  -
       None issued.
    Common stock, $.0001 par value, 50,000,000 shares authorized                         3,763              3,763
        37,625,123 shares issued and outstanding 2003 and 2002.
    Additional Paid-In Capital                                                       2,667,036          2,667,036
    Accumulated deficit                                                             (5,582,795)        (5,582,440)
                                                                                 -------------      -------------
        Total Stockholders' Equity                                                  (2,911,996)        (2,911,641)
                                                                                 -------------      -------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                              $ 50,813           $ 46,538
                                                                                 =============      =============

See Accountant's Review Report



                               MIND2MARKET, INC.
                            Statements of Operations
                                  (Unaudited)


                                                             Three-Months Ended                    Six-Months Ended
                                                                 June 30,                             June 30,
                                                           2004               2003              2004              2003
                                                           ----               ----              ----              ----

Revenue:
    Sales                                                      $ -                $ -                $-                $-
                                                        ----------         ----------        ----------        ----------
Total Income                                                     -                  -                 -                 -
                                                        ----------         ----------        ----------        ----------
Operating Expenses:
     Administrative Expenses                                   355             54,589               355            54,589
                                                        ----------         ----------        ----------        ----------
Total Expenses                                                 355             54,589               355            54,589
                                                        ----------         ----------        ----------        ----------
Net Loss From Operations                                      (355)           (54,589)             (355)          (54,589)
                                                        ----------         ----------        ----------        ----------
Per Share Information:

     Weighted average number
     of common shares outstanding                       37,265,123         37,265,123        37,265,123        37,265,123
                                                        ----------         ----------        ----------        ----------
Net Loss per common share                                   (*)                (*)               (*)               (*)
                                                        ==========         ==========        ==========        ==========
* Less than $.01

See Accountant's Review Report



                               MIND2MARKET, INC.
                         Stockholders' Equity (Deficit)
                                 June 30, 2004

                                                   COMMON STOCKS                  Additional                               Total
                                                                                   Paid-In             Accumulated     Stockholders'
                                            # of Shares         Amount             Capital               Deficit           Equity
                                            -----------         ------             -------               -------           ------


Balance - January 1, 2001                      29,035,790         $ 2,904            $ 979,787           $(2,062,788)   $(1,080,097)

Issuance of stock for cash                        532,000              53              132,947                     -        133,000
Issuance of stock for services                    666,667              67              166,600                     -        166,667
Issuance of stock for UINFO                     3,000,000             300              749,700                     -        750,000
Fair Value of Options                                   -               -               83,008                     -         83,008
Issuance of stock for services                  1,632,000             163              417,337                     -        417,500
Net Loss for Year                                       -               -                    -            (2,951,551)    (2,951,551)
                                               ----------         -------           ----------           -----------    ------------
Balance - December 31, 2001                    34,866,457           3,487            2,529,379           (5,014,339)     (2,481,473)
                                               ----------         -------           ----------           -----------    ------------
Issuance of stock for cash                        550,000              55               27,445                     -         27,500
Issuance of stock for services                  1,600,000             160               79,840                     -         80,000
Issuance of stock for services                    608,666              61               30,372                     -         30,433
Net Loss for Year                                       -               -                    -              (424,155)      (424,155)
                                               ----------         -------           ----------           -----------    ------------
Balance - December 31, 2002                    37,625,123           3,763            2,667,036            (5,438,494)    (2,767,695)
                                               ----------         -------           ----------           -----------    ------------
Net Loss for Year                                       -               -                    -              (143,946)      (143,946)
                                               ----------         -------           ----------           -----------    ------------
Balance - December 31, 2003                    37,625,123           3,763            2,667,036            (5,582,440)    (2,911,641)
                                               ----------         -------           ----------           -----------    ------------
Net Loss for Period                                     -               -                    -                  (355)          (355)
                                               ----------         -------           ----------           -----------    ------------
Balance - June 30, 2004                        37,625,123         $ 3,763           $2,667,036           $(5,582,795)   $(2,911,996)
                                               ==========         =======           ==========           ===========    ============

See Accountant's Review Report

                                                                                                  For the Six-Months Ended
                                                                                                           June 30,
                                                                                                2004                     2003
                                                                                                ----                     ----

Cash Flows from Operating Activities:

     Net (Loss)                                                                                      $ (355)              $ (54,589)
    Stock issued for services                                                                            -                        -
     Depreciation & Amortization                                                                         -                        -
     Adjustments to reconcile net loss to cash used
        by operating activities
     (Increase) decrease in accounts receivable                                                         -                        -
     (Decrease) increase in accounts payable and accrued expenses                                    (1,613)                 53,774
                                                                                                   --------                ---------
Net Cash Used by Operating Activities                                                                (1,968)                   (815)
                                                                                                   --------                ---------

Cash Flows from Financing Activities:

     Proceeds from stock issuance                                                                        -                        -
     Payments of notes payable                                                                           -
     Proceeds from notes payable                                                                      6,243                     815
                                                                                                   --------                ---------
Net Cash Provided by Financing Activities                                                             6,243                     815
                                                                                                   --------                ---------
Net Increase in Cash & Cash Equivalents                                                               4,275                       -

Beginning Cash & Cash Equivalents                                                                         -                     176
                                                                                                   --------                ---------
Ending Cash & Cash Equivalents                                                                      $ 4,275                   $ 176
                                                                                                   ========                =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                                         $ 8,275                 $ 8,275
                                                                                                   ========                =========
     Cash paid for Income Taxes                                                                         $ -                     $ -
                                                                                                   ========                =========
NON-CASH TRANSACTIONS
     Common stock issued for services                                                              $ 49,907                $ 49,907
                                                                                                   ========                =========

See Accountant's Review Report

                                MIND2MARKET, INC.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)





Note 1 - Presentation of Interim Information:

In the opinion of the management of Mind2Market, Inc. the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2004 and the results of operations for the three and six months ended June 30, 2004 and 2003, and the related cash flows for the six-months ended June 30, 2004 and 2003. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2003.

Note 2 - Going Concern:

The Company's financial statements have been presented on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has not earned any revenue from operations. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation
- ------------------------------------------------------------------

Cautionary and Forward Looking Statements

     In addition to statements of historical fact, this Form 10-QSB contains forward-looking statements. The presentation of future aspects of Mind2Market, Inc. ("Mind2Market, Inc.," the "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

     These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause Mind2Market, Inc. actual results to be materially different from any future results expressed or implied by
Mind2Market, Inc. in those statements. Important facts that could prevent Mind2Market, Inc. from achieving any stated goals include, but are not limited to, the following:

         Some of these risks might include, but are not limited to, the following:

                  (a)      volatility or decline of the Company's stock price;

                  (b)      potential fluctuation in quarterly results;

                  (c)      failure of the Company to earn revenues or profits;

                  (d) inadequate capital to continue or expand its busi-ness, inability to raise additional capital or financ -ing to implement its business plans;

                  (e) failure to commercialize its technology or to make sales;

                  (f)      rapid and significant changes in markets;

                  (g) litigation with or legal claims and allegations by outside parties;

                  (h)      insufficient revenues to cover operating costs.

     There is no assurance that the Company will ever be profitable, the Company may not be able to successfully develop, manage or market its products and services, the Company may not be able to attract or retain qualified executives and personnel, the Company's products and services may become obsolete, government regulation may hinder the Company's business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and other risks inherent in the Company's businesses.

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by the Company in 2004 and any Current Reports on Form 8-K filed by the Company.

RESULTS OF OPERATIONS FOR QUARTER ENDED JUNE 30, 2004 COMPARED TO SAME PERIOD IN 2003

     During the three-month period ended June 30, 2004 and 2003, the Company had no revenues. The Company incurred administrative expenses of $355 in the period in 2004 compared to administrative expenses of $54,589 in the period in 2003. Net loss for the three-month period ended June 30, 2004 was ($355), less than ($0.01) per share, while the same period in 2003 resulted in a loss of ($54,589) less than ($0.01) per share.


RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SAME PERIOD IN 2003

     During the six-month period ended June 30, 2004 and 2003, the Company had no revenues. The Company incurred administrative expenses of $355 in the period in 2004 compared to administrative expenses of $54,589 in the period in 2003. Net loss for the six-month period ended June 30, 2004 was ($355), less than ($0.01) per share, while the same period in 2003 resulted in a loss of ($54,589), less that ($0.01) per share.

The Company expects the trend of losses to continue into the forseeable future and at the same or substantially greater rate, as the Company recommences operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had $4,275 cash capital at the end of the period and current liabilities exceeded current assets by $2,958,534. The company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

NEED FOR ADDITIONAL FINANCING

     The Company does not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. In the event the Company is able to negotiate to commence or acquire a business during this period, lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of completing any business.

     The Company will need to raise substantial additional funds to conduct any business activities in the next twelve months.

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

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no revenues, minimal cash, nominal other assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

     Management hopes to develop a business plan and will need to seek and obtain funding, via loans or private placements of stock, for operations and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements in the next quarter.

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, June 30, 2004, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

b.       Changes in Internal Control over Financial Reporting:

There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.
- - --------------------------

There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings, to which the Company is a party or to which its property is subject.

Item 2. Changes in Securities.
- - ------------------------------

         (a) There have been no material modifications in any of the instruments defining the rights of the holders of any of the Company's registered securities.

         (b) None of the rights evidenced by any class of the Company's registered securities have been materially limited or qualified by the issuance or modification of any other class of the Company's securities.

Item 3. Defaults Upon Senior Securities.
- - ----------------------------------------

         (Not applicable)

Item 4. Submission of Matters to a Vote of Security Holders.
- - ------------------------------------------------------------

         (Not applicable)

Item 5. Other Information.
- - --------------------------

         (Not applicable)

Item 6. Exhibits and Reports on Form 8-K.
- - -----------------------------------------

         (a) Exhibits

          32    Sarbanes-Oxley Certification
          33    Sarbanes-Oxley Certification

         (b) Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 24, 2004

                                              MIND2MARKET, INC.


                                              /s/ James Clark
                                              -----------------------------
                                              James Clark, CEO