Form 10QSB
period 2002-06-30
MIND2MARKET INC
filed 2004-08-31
CIK 1076044

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                 Commission File Number
- -----------------                                 ----------------------
June 30, 2002                                        000-28711


                               MIND2MARKET, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


            Colorado                                     84-1361341
- --------------------------------                        -------------------
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

                  37,016,457 common shares as of June 30, 2002

                                MIND2MARKET, INC.

                              FINANCIAL STATEMENTS

                         SIX-MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s



                           ACCOUNTANT'S REVIEW REPORT



Board of Directors
Mind2Market, Inc.
Denver, CO


We have reviewed the accompanying balance sheet of Mind2Market as of June 30, 2002 and the related statement of operations for the three and six months ended June 30, 2002 and 2001 and the related cash flows for the six-months ended June 30, 2002 and 2001, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2002. These financial statements are the responsibility of the Company's management.

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

A previous auditor previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In their report dated May 22, 2002, they expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Michael Johnson & Co., LLC
August 24, 2004
/s/Michael Johnson & Co., LLC



                               MIND2MARKET, INC.
                                 Balance Sheets
                                  (Unaudited)



                                                                                  June 30,         December 31,
                                                                                    2002               2001
                                                                                -------------      -------------

ASSETS;
Current Assets:
    Cash                                                                               $ 244            $ 1,500
    Accounts Receivable                                                               17,400              1,500
                                                                                -------------      -------------

        Total Current Assets                                                          17,644              3,000
                                                                                -------------      -------------

Fixed Assets:
     Computers & Equipment                                                           141,445             42,801
     Less Accumulated Depreciation                                                  (133,637)           (31,777)
                                                                                -------------      -------------

          Total Fixed Assets                                                           7,808             11,024
                                                                                -------------      -------------

Other Assets:
     Patents                                                                          62,314             52,319
     Less Accumulated Amortization                                                    (1,909)            (1,909)
                                                                                -------------      -------------

          Total Other Assets                                                          60,405             50,410
                                                                                -------------      -------------

TOTAL ASSETS                                                                        $ 85,857           $ 64,434
                                                                                =============      =============


LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts Payable                                                                $949,510         $1,599,613
    Accruals                                                                         205,417            258,144
    Notes Payable                                                                  1,666,317            688,150
                                                                                -------------      -------------

        Total Current Liabilties                                                   2,821,244          2,545,907
                                                                                -------------      -------------

 Stockholders Equity:
    Preferred Stock, $.10 par value, 5,000,000 shares authorized                           -                  -
       None issued.
    Common stock, $.0001 par value, 50,000,000 shares authorized                       3,702              3,487
        37,016,457 shares issued and outstanding in 2002 and
        34,866,457 shares issued and outstanding in 2001.
    Additional Paid-In Capital                                                     2,636,664          2,529,379
    Accumulated deficit                                                           (5,375,753)        (5,014,339)
                                                                                -------------      -------------

        Total Stockholders' Equity                                                (2,735,387)        (2,481,473)
                                                                                -------------      -------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                            $ 85,857           $ 64,434
                                                                                =============      =============

See Accountant's Review Report



                               MIND2MARKET, INC.
                            Statements of Operations
                                  (Unaudited)

                                                             Three-Months Ended                    Six-Months Ended
                                                                 June 30,                             June 30,
                                                           2002               2001              2002              2001
                                                           ----               ----              ----              ----

Revenue:
    Sales                                                      $ -                $ -               $-                $-
                                                         ----------         ----------        ----------        ----------
Total Income                                                     -                  -                -                 -
                                                         ----------         ----------        ----------        ----------
Operating Expenses:
     Administrative Expenses                                 80,890            264,722           361,414         1,135,771
                                                         ----------         ----------        ----------        ----------
Total Expenses                                               80,890            264,722           361,414         1,135,771
                                                         ----------         ----------        ----------        ----------
Net Loss From Operations                                    (80,890)          (264,722)         (361,414)       (1,135,771)
                                                         ----------         ----------        ----------        ----------
Per Share Information:

     Weighted average number
     of common shares outstanding                        37,016,457         34,866,457        37,016,457        34,866,457
                                                         ----------         ----------        ----------        ----------
Net Loss per common share                                   (*)                $ (0.01)          $ (0.01)          $ (0.03)
                                                         ==========         ==========        ==========        ==========
* Less than $.01

See Accountant's Review Report



                               MIND2MARKET, INC.
                         Stockholders' Equity (Deficit)
                                 June 30, 2002
                                  (Unaudited)

                                                   COMMON STOCKS                  Additional                               Total
                                                                                   Paid-In             Accumulated     Stockholders'
                                            # of Shares         Amount             Capital               Deficit           Equity
                                            -----------         ------             -------               -------           ------


Balance - January 1, 2001                      29,035,790         $ 2,904            $ 979,787           $(2,062,788)   $(1,080,097)

Issuance of stock for cash                        532,000              53              132,947                     -        133,000
Issuance of stock for services                    666,667              67              166,600                     -        166,667
Issuance of stock for UINFO                     3,000,000             300              749,700                     -        750,000
Fair Value of Options                                   -               -               83,008                     -         83,008
Issuance of stock for services                  1,632,000             163              417,337                     -        417,500
Net Loss for Year                                       -               -                    -            (2,951,551)    (2,951,551)
                                               ----------         -------           ----------           -----------    ------------
Balance - December 31, 2001                    34,866,457           3,487            2,529,379            (5,014,339)    (2,481,473)
                                               ----------         -------           ----------           -----------    ------------
Issuance of stock for cash                        550,000              55               27,445                     -         27,500
Issuance of stock for services                  1,600,000             160               79,840                               80,000
Net Loss for Period                                     -               -                    -              (361,414)      (361,414)
                                               ----------         -------           ----------           -----------    ------------
Balance - June 30, 2002                        37,016,457         $ 3,702           $2,636,664           $(5,375,753)   $(2,735,387)
                                               ==========         =======           ==========           ===========    ============

See Accountant's Review Report



                               MIND2MARKET, INC.
                            Statements of Cash Flow
                                Indirect Method
                                  (Unaudited)


                                                                                                  For the Six-Months Ended
                                                                                                           June 30,
                                                                                                2002                     2001
                                                                                                ----                     ----

Cash Flows from Operating Activities:

     Net (Loss)                                                                                $ (361,414)             $ (1,135,771)
    Stock issued for services                                                                      80,000                   166,667
     Depreciation & Amortization                                                                  101,860                     4,544
     Adjustments to reconcile net loss to cash used
        by operating activities
     (Increase) decreasse in accounts receivable                                                  (15,900)                      500
     (Decrease) increase in accounts payable and accrued expenses                                (702,830)                  240,341
                                                                                                ---------                  ---------
Net Cash Used by Operating Activities                                                            (898,284)                 (723,719)
                                                                                                ---------                  ---------
Cash Flows from Investing Activities:
     Purchase of fixed assets                                                                    (108,639)                  (20,400)
                                                                                                ---------                  ---------
Net Cash Used for Investing Activities                                                           (108,639)                  (20,400)
                                                                                                ---------                  ---------
Cash Flows from Financing Activities:

     Proceeds from stock issuance                                                                  27,500                   133,000
     Proceeds from notes payable                                                                  978,167                   610,783
                                                                                                ---------                  ---------
Net Cash Provided by Financing Activities                                                       1,005,667                   743,783
                                                                                                ---------                  ---------
Net Increase in Cash & Cash Equivalents                                                            (1,256)                     (336)

Beginning Cash & Cash Equivalents                                                                   1,500                       868
                                                                                                ---------                  ---------
Ending Cash & Cash Equivalents                                                                      $ 244                      $532
                                                                                                =========                  =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                                       $ 8,275                   $ 8,275
                                                                                                =========                  =========
     Cash paid for Income Taxes                                                                   $ -                       $ -
                                                                                                =========                  =========
NON-CASH TRANSACTIONS
     Common stock issued for services                                                            $ 49,907                  $ 49,907
                                                                                                =========                  =========

See Accountant's Review Report

                                MIND2MARKET, INC.
                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)





Note 1 - Presentation of Interim Information:

In the opinion of the management of Mind2Market, Inc. the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2002 and the results of operations for the three and six months ended June 30, 2002 and 2001, and the related cash flows for the six-months ended June 30, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2001.

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

RESULTS OF OPERATIONS FOR QUARTER ENDED JUNE 30, 2002 COMPARED TO SAME PERIOD IN 2001

     During the three-month period ended June 30, 2002 and 2001, the Company had no revenues. The Company incurred administrative expenses of $80,890 in the period in 2002 compared to administrative expenses of $264,722 in the period in 2001. Net loss for the three-month period ended June 30, 2002 was ($80,890), less than ($0.01) per share, while the same period in 2001 resulted in a loss of ($264,722) approximately ($0.01) per share.


RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SAME PERIOD IN 2001

     During the six-month period ended June 30, 2002 and 2001, the Company had no revenues. The Company incurred administrative expenses of $361,414 in the period in 2002 compared to administrative expenses of $1,135,771 in the period in 2001. Net loss for the six-month period ended June 30, 2002 was ($361,414), approximately ($0.01) per share, while the same period in 2001 resulted in a loss of ($361,414), approximately ($0.03) per share.

The Company expects the trend of losses to continue into the forseeable future and at the same or substantially greater rate, as the Company attempts operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had $244 cash capital at the end of the period and current liabilities exceeded current assets by $2,804,000 approximately. The company will be forced to either borrow or make private placements of stock in order to fund any operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

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

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no revenues, minimal cash, nominal other assets, and no capital commitments and over $2,800,000 in liabilities. The effects of such conditions could easily be to cause the Company's bankruptcy.

     Management  hopes to develop  its  business   and will need to seek and
obtain funding, via loans or private placements of stock, for operations and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements in the next quarter.

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, June 30, 2002, the Company had not carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Sarbanes Oxley compliance was not required at the date of this report

b.       Changes in Internal Control over Financial Reporting:

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