Form 10QSB
period 2002-09-30
MIND2MARKET INC
filed 2004-08-31
CIK 1076044

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                 Commission File Number
- -----------------                                 ----------------------
September 30, 2002                                        000-28711


                               MIND2MARKET, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


            Colorado                                     84-1361341
- --------------------------------                        -------------------
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

                  37,016,457 common shares as of September 30, 2002

                                MIND2MARKET, INC.

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

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




                            ACCOUNTANTS REVIEW REPORT




Board of Directors
Mind2Market, Inc.
Denver, CO


We have reviewed the accompanying balance sheet of Mind2Market for September 30, 2002 and the related statement of operations for the three and nine months ended September 30, 2002 and 2001 and cash flows for the nine-months ended September 30, 2002 and 2001, included in the accompanying Securities and Exchange Commission Form 10QSB for the period ended September 30, 2002. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants and standard of PCAOB. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are unaware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

A previous auditor previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In their report dated May 22, 2002, they expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Michael Johnson & Co., LLC
August 24, 2004
/s/Michael Johnson & Co., LLC




                               MIND2MARKET, INC.
                                 Balance Sheets
                                  (Unaudited)









                                                                                  September 30,     December 31,
                                                                                     2002               2001
                                                                              --------------        -------------

ASSETS

   Current Assets:
      Cash                                                                            $ 559              $ 1,500
      Accounts Receivable                                                             8,400                1,500
                                                                              --------------        -------------

          Total Current Assets                                                        8,959                3,000
                                                                              --------------        -------------

   Fixed Assets:
      Computers & Equipment                                                         141,445                42,801
      Less Accumulated Depreciation                                                (137,974)              (31,777)
                                                                              --------------        -------------

         Total Fixed Assets                                                           3,471               11,024
                                                                              --------------        -------------

   Other Assets:
      Patents                                                                        62,314               52,319
      Less Accumulated Amortization                                                  (1,909)              (1,909)
                                                                              --------------        -------------

         Total Other Assets                                                          60,405               50,410
                                                                              --------------        -------------

TOTAL ASSETS                                                                       $ 72,835             $ 64,434
                                                                              ==============        =============

LIABILITIES & STOCKHOLDERS' EQUITY

     Current Liabilities:
        Accounts Payable                                                          $ 938,480           $1,599,613
        Accruals                                                                    239,804              258,144
       Notes Payable                                                              1,666,620              688,150
                                                                              --------------        -------------

Total Current Liabilities                                                         2,844,904            2,545,907
                                                                              --------------        -------------

Stockholders' Equity (Deficit)

      Preferred Stock, $.10 par value, 5,000,000 shares authorized
         none issued.                                                                                          -
     Common Stock, $.0001 par value, 50,000,000 shares authorized
         37,016,457 shares issued and outstanding in 2002 and                         3,702                3,487
         34,866,457 shares issued and outstanding in 2001
    Additional Paid-In Capital                                                    2,636,664            2,529,379
    Accumulated deficit                                                          (5,412,435)          (5,014,339)
                                                                              --------------        -------------

Total Stockholders' Equity (Deficit)                                             (2,772,069)          (2,481,473)
                                                                              --------------        -------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                           $ 72,835             $ 64,434
                                                                              ==============        =============

See Accountants Review Report



                               MIND2MARKET, INC.
                            Statements of Operations
                                  (Unaudited)

                                                         Three-Months Ended                    Nine-Months Ended
                                                            September 30,                           September 30,
                                                      2002                2001               2002                2001
                                                      ----                ----               ----                ----

Revenue:
     Sales                                                 $ -                $ -               $  -                 $ -
                                                    ----------           ----------         ----------         -----------
Total Income                                                 -                  -                  -                   -
                                                    ----------           ----------         ----------         -----------
Costs and Expenses:
     Admistrative Expenses                              36,682              359,579            398,096           1,495,305
                                                    ----------           ----------         ----------         -----------
Total Operating Expenses                                36,682              359,579            398,096           1,495,305
                                                    ----------           ----------         ----------         -----------
Net Loss                                             $ (36,682)          $ (359,579)         $(398,096)        $(1,495,305)
                                                    ==========           ==========         ==========         ===========
Per Share Information:

     Weighted average number
     of common shares outstanding                   37,016,457           34,866,457         37,016,457          34,866,457
                                                    ----------           ----------         ----------         -----------
Net Loss per common share                              (*)               $ (0.01)              (*)             $ (0.04)
                                                    ==========           ==========         ==========         ===========
* Less than $.01

See Accountants Review Report


                               MIND2MARKET, INC.
                         Stockholders' Equity (Deficit)
                               September 30, 2002
                                  (Unaudited)


                                                                                              Deficit
                                                COMMON STOCKS              Additional       Accum. During        Total
                                                                            Paid-In         Development       Stockholders'
                                         # of Shares        Amount          Capital            Stage            Equity
                                         -----------        ------          -------            -----            ------

Balance - January 1, 2001                  29,035,790         $2,904         $ 979,787        $(2,062,788)    $(1,080,097)

Issuance of stock for cash                    532,000             53           132,947                  -           133,000
Issuance of stock for services                666,667             67           166,600                  -           166,667
Issuance of stock for UINFO                 3,000,000            300           749,700                  -           750,000
Fair Value of Options                               -              -            83,008                  -            83,008
Issuance of stock for services              1,632,000            163           417,337                  -           417,500
Net Loss for Year                                   -              -                 -         (2,951,551)       (2,951,551)
                                           ----------        -------        ----------        -----------       -----------
Balance - December 31, 2001                34,866,457          3,487         2,529,379         (5,014,339)       (2,481,473)
                                           ----------        -------        ----------        -----------       -----------
Issuance of stock for cash                    550,000             55            27,445                  -            27,500
Issuance of stock for services              1,600,000            160            79,840                  -            80,000
Net Loss for Period                                 -              -                 -           (398,096)         (398,096)
                                           ----------        -------        ----------        -----------       -----------
Balance - September 30, 2002               37,016,457        $ 3,702        $2,636,664        $(5,412,435)      $(2,772,069)
                                           ==========        =======        ==========        ===========       ===========

See Accountants Review Report



                                  MIND2MARKET
                            Statements of Cash Flow
                                  (Unaudited)

                                Indirect Method

                                                                                                Nine-Months Ended
                                                                                                  September 30,
                                                                                           2002                 2001
                                                                                           ----                 ----
Cash Flows from Operating Activities:

     Net (Loss)                                                                           $(398,096)          $ (1,495,305)
     Stock issued for services                                                               80,000                166,667
     Depreciation & Amortization                                                            106,197                  4,544
    Adjustments to reconcile net loss to cash used
        by operating activities
     Decrease (Increase) in accounts receivable                                              (6,900)                   500
     (Decrease) increase in accounts payable & accrued expenses                            (679,473)               579,475
                                                                                          ---------           ------------
Net Cash Used in Operating Activities                                                      (898,272)              (744,119)
                                                                                          ---------           ------------
Cash Flows from Investing Activities:

     Purchase of fixed and other assets                                                    (108,639)               (20,400)
                                                                                          ---------           ------------
Net Cash Used for Investing Activities                                                     (108,639)               (20,400)
                                                                                          ---------           ------------
Cash Flows from Financing Activities:

     Proceeds from stock issuance                                                            27,500                133,000
     Proceeds from notes payable                                                            978,470                610,783
                                                                                          ---------           ------------
Net Cash Provided by Finacing Activities                                                  1,005,970                743,783
                                                                                          ---------           ------------
Net Increase in Cash & Cash Equivalents                                                        (941)                  (336)

Beginning Cash & Cash Equivalents                                                             1,500                    868
                                                                                          ---------           ------------
Ending Cash & Cash Equivalents                                                                $ 559                  $ 532
                                                                                          =========           ============
SUPPLEMENTAL DISCLOSUE OF CASH FLOW INFORMATION
     Cash paid for interest                                                                     $ -                    $ -
                                                                                          =========           ============
     Cash paid for Income Taxes                                                                 $ -                    $ -
                                                                                          =========           ============
NON-CASH TRANSACTIONS
     Common stock issued for services                                                      $ 80,000              $ 166,667
                                                                                          =========           ============

See Accountants Review Report

                                MIND2MARKET, INC
                          Notes to Financial Statements
                               September 30, 2002
                                   (Unaudited)





Note 1 - Presentation of Interim Information:

In the opinion of the management of Mind2Market, Inc. the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2002 and the results of operations for the three and nine months ended September 30, 2002 and 2001, and cash flows for the nine-months ended September 30, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2001.


Note 2 - Going Concern:

The Company's financial statements have been presented on the basis that it is a going concern, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business.

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

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by the Company in 2002 and any Current Reports on Form 8-K filed by the Company.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

     The Company had no revenues for the period in 2002 and no revenues in the period in 2001. The Company incurred $398,096 in expenses for the nine month period in 2002 compared to $1,495,305 in expenses for the same period in 2001. The Company has incurred a net loss for the period of ($398,096) in 2002 and a net loss of ($1,495,305) for the period in 2001. The loss per share for the period was ($.01) and ($.04) in 2002 and 2001 respectively.

     The trend of losses at the rate of $350,000 to $500,000 per quarter can be expected to continue, as the Company proceeds with its efforts to develop its technology rights and begin marketing efforts.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2002 COMPARED TO SAME PERIOD IN 2001

     The Company had no revenues for the quarter ended September 30, 2002 and none in the same quarter in 2001. The Company incurred expenses in the third quarter in 2002 in its efforts to develop and commercialize the technology. The Company incurred $36,682 in expenses in the quarter in 2002 compared to $359,576 in expenses in the quarter in 2001. The losses on operations was ($36,682) and ($359,579) in the quarters in 2002 and 2001 respectively. The loss per share was nominal in the quarter in 2002 compared to ($.01) in the quarter in 2001.

The Company expects the trend of losses to continue into the forseeable future and at the same or substantially greater rate, as the Company recommences operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had $559 cash capital at the end of the period and current liabilities exceeded current assets by $2,836,000 (approx.). The company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

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

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2002 the Company had not carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Sarbanes Oxley compliance was not required at such date.

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