Form 10KSB
period 2002-12-31
MIND2MARKET INC
filed 2004-08-31
CIK 1076044

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10KSB

                            Annual Report Pursuant to
                       The Securities Exchange Act of 1934

 For the Fiscal Year Ended December 31, 2002

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

Yes No X

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2002: $49,650 based upon a bid price of $.01 @ December 31, 2002.

Number of outstanding shares of the registrant's common stock, as of December 31, 2002: 37,625,123.

PART I                                                                     PAGE

     Item 1.   Description of Business                                         1
     Item 2.   Description of Property                                         2
     Item 3.   Legal Proceedings                                               3
     Item 4.   Submission of Matters to a Vote of Security Holders             3


PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters        3
     Item 6.   Management's Discussion and Analysis or Plan of Operation       4
     Item 7.   Financial Statements                                            6
     Item 8. Changes in and Disagreements With Accountants on Accounting 6 and Financial Disclosure
     Item 8a.  Controls and Procedures                                         6


PART III

     Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act               6
     Item 10.  Executive Compensation                                         10
     Item 11.  Security Ownership of Certain Beneficial Owners and Management 13
     Item 12.  Certain Relationships and Related Transactions                 16
     Item 13.  Exhibits and Reports on Form 8-K                               18
     Item 14.  Principal Accountant Fees and Services                         20

SIGNATURES                                                                    21

ITEM 1. BUSINESS

HISTORY

The Company was formed as a Colorado Corporation in 1996 as NELX Marketing, Inc. It was formed as a wholly owned subsidiary corporation of NELX, Inc. It received limited capital of $11,500 from NELX, Inc. In October, 1996, NELX, Inc. agreed to divest the company. NELX Marketing, Inc. changed its name to Mind2Market, Inc. concurrent with the separation from NELX, Inc.

BUSINESS

As a new business direction and endeavor on August 19, 2000, the Company entered into an Agreement to acquire the rights to state of the art technology from Global Network Media, Inc., which provides the capability of marketing and distributing music over the Internet, while at the same time offering accountability and copyright protection. The process protects the copyrighted nature of the material from unauthorized digital copying or distribution. It also provides an accounting system that assures all parties that have an interest in the copyrighted media, its sale and distribution are appropriately compensated. Further, the technology is designed to securely distribute any digital or digitized information. Included is the ability to distribute proprietary and/or copyrighted intellectual property over the Internet while prohibiting unauthorized use or copying by unauthorized users. The data cannot be copied to and used on any device other than the one to which it was transmitted. This technology was to used in conjunction with a Secured Internet Media (SIM) Player, a proprietary technology for reading and playing the secured data. The Company secured the exclusive development, manufacturing and licensing rights from Global Network Media, Inc. for this system based on techniques described in and protected by the four pending patent applications owned by James R. Clark.

The Company has been unable to develop and commmercialize the technology and its license agreement is in default.

Due to lack of funding, the Company ceased its efforts in 2002 to develop the technology.

The Company had entered into an agreement with UINFO, a US-based subsidiary of a foreign firm, to develop a digital data distribution system for the exclusive use of the Company. UINFO has agreed to develop a software system to distribute music electronically and handle the accounting work resulting from these sales. For the software, the Company had agreed to pay UINFO $1.5 million and to issue 2 million shares of stock to UINFO which stock has been issued. Under the Agreement the Company would have exclusive rights to this software,
and  would  pay  UINFO  10%  of  advertising   funds   generated  by  using  the
UINFO-designed software. The corporations are not partners, nor are they participating in a joint venture. Due to delays in funding, the Company has issued additional shares to UINFO ( 3 million) in lieu of some of the cash payment, but the balance of the cash payment has not been made and the development contract is in default. The company does not intend to attempt to continue with the UINFO arrangement.

(b) Client and Subsidiaries: None

(2) DEPENDENCE ON A SINGLE CUSTOMER OR A FEW CUSTOMERS.

 At year end the Company had no significant revenues, and no customers.

b) Client Services revenues - none

(3) BACKLOG OF ORDERS. None

(4) GOVERNMENT CONTRACTS. None

(5) COMPETITIVE CONDITIONS.

a) There were a number of competitors in the music/digital download market all of which have much larger capital availability and established businesses, and operating technology when compared to the Company. MP3, IPOD and Microsoft.

(6) REGISTRANT SPONSORED RESEARCH AND DEVELOPMENT. The company will not incurr development costs for the technology.

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

(8) NUMBER OF PERSONS EMPLOYED. As of December 31, 2002, the Company had three part time officers, ; CEO, James R. Clark; and Secretary/Treasurer, Charles H. Jacobson who devote minimal time to the Company.

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

PART II

ITEM 5. MARKET FOR MIND2MARKET, INC.'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION
--------------------------------------------------------------------------------

As of December 31, 2003, there were 209 registered holders of shares of the outstanding common stock of the Company. The Company's common stock was traded on the "Over-the-Counter" Bulletin Board market from June 2001 under the symbol MTMI through April 2002, but is now traded in the Pink Sheets (MTMI.PK). No dividends have been paid to shareholders to date and no assurance can be made that any dividends will ever be paid to shareholders.

Prices shown are closing prices without adjustments, interdealer markups, commissions or discounts.


2001              High              Low
----              ----              ---

1st Quarter       No Quote Available
2nd Quarter       No Quote Available
3rd Quarter       .11               .10
4th Quarter       .35               .07


2002              High              Low
----              ----              ---

1st Quarter       .10               .03
2nd Quarter       .05               .02
3rd Quarter       .04               .02
4th Quarter       .04               .01



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company has no primary income source or operations at this time.

RESULTS OF OPERATIONS FOR YEAR ENDED DECEMBER 31, 2002 AS COMPARED TO PRIOR YEAR 2001.

     The Company had no revenues in year 2002 or 2001 and had no revenues. The Company incurred increased expenses in 2002 as a result of attempting to develop its technology. The Company accrued or expended $424,155 in administrative expenses in 2002, 2001 expenses of $2,951,551. The Company discontinued its efforts at technology development in 2002.

     The operating loss for 2002 was ($424,155) compared to ($2,951,551) in 2001. The loss per share was ($.01) in 2002 and ($.10) in 2001.

     The trend of operating losses will continue at the current rate or a higher rate as the Company attempts to commence any business.

LIQUIDITY

     The Company expects that its need for liquidity will increase for the coming year to pay its debts. The Company will seek additional capital in order to recapitalize.

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

     The Company's current assets $176 at December 31, 2003, were exceeded by its current liabilities, by ($2,835,424).

      Long Term.
      ---------

     As of December 31, 2002, the Company has notes payable to affiliates or
principals of the Company of $1,666,966.   It has other accounts payable of
$938,897 and $239,121 in accruals.

CAPITAL RESOURCES

      The primary capital resources of the Company are its common stock.

     As of the date of the annual report, the Company had no commitments for capital expenditures other than debt obligations incurred.

      Cash Flows:
      ----------

      The Company has achieved no revenues to date. It has incurred negative cash flow since inception and anticipates continued significant negative cash flow.

     Need for Additional Financing. The Company does not have capital sufficient to meet the Company's cash needs, or to carryout business, including the costs of compliance with the continuing reports requirements of the Securities Exchange Act of 1934 estimated at $30,000. The Company will have to seek loans or equity placements to cover all cash needs. There is no assurance, however, that without funds it will ultimately allow registrant to commence any business. If a business commences, the Company's needs for additional financing are likely to increase substantially.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

None.

Item 8a Controls and Procedures
----------------------------------

Evaluation of Internal and Disclosure Controls
----------------------------------------------

     The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures in August 2004 (evaluation date) and have concluded that the disclosure controls and procedures were and are adequate and effective based upon their evaluation as of the evaluation date.

     There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002 up to the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS AND SIGNIFICANT MEMBERS OF MANAGEMENT
-------------------------------------------------------------------------------

DIRECTORS

(a) As of December 31, 2002, the following persons are currently serving as directors of the Company. Certain information regarding each director is set forth below, including each individual's principal occupation, and the year in which the individual was elected a director of the Company.

DIRECTORS



Name                          Age               Title
----                          ---
Charles Jacobson              76                Director

Douglas Deckert               52                Director

James Clark                   44                Director

Doug Webber                   56               Director


EXECUTIVE OFFICERS

At December 31, 2002, the executive officers of the Company were as follows:



NAME                       AGE      POSITION WITH COMPANY             TERM
----                      -----     ----------------------            -----
Doug Webber                56         President                       Annual

James R. Clark             44         Chairman of the Board
                                        & CEO                         Annual

Charles Jacobson           76         Secretary & Treasurer           Annual



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

DOUGLAS F. WEBBER

Mr. Webber served as President of M2M from 2001 until December 2003 and was appointed as a director. Mr. Webber has 30 years experience in Sales, Marketing and Corporate Management and has held several key executive positions during his career. Douglas Webber was elected to the Board of Directors in March 2002, holds a Bachelor's degree. Mr. Webber joined M2M from Century 21 Real Estate where he was Vice President of Corporate Development. He was responsible for new business development, market strategy creation and implementation as well as acquisitions and mergers. Mr. Webber was instrumental in creating ancillary incomes streams for both the agents and the corporation. Prior to joining Century 21 Mr. Webber was President and Chief Executive Officer of Strathmore Investments, a private company with holdings in real estate, retail and wholesale sales outlets and franchise businesses. Mr. Webber also has an extensive background in distribution having served as Product Marketing Manager for Pioneer Standard Electronics, a national distributor of electronics and computer hardware. Mr. Webber was in charge of sales, marketing and distribution for Digital Equipment Corp., Intel, HP, Compaq and several component manufacturers.

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

DOUGLAS DECKERT
Douglas Deckert was appointed the M2M Board of Directors effective December
1, 2000. He holds an Associate of Technical Arts degree in Computer Programming and has over 20 years experience in information technology, data communications, computer and network design, and web development. Mr. Deckert is a Computer Systems Software Engineer and has been a Systems Architect, IT Project Manager and Senior Systems Analyst for the State of Washington to implement many information technology projects, such as the Commercial Vehicle Information Systems and Network (CVISN) Project. He is experienced in many operating systems and platforms, including Windows and Windows NT, IBM Mainframe and UNIX. He has also analyzed, designed, and developed many complex programs using a variety of software tools consisting of Visual C++, Visual Basic, SQL Server, Access, TRANSACT, CPL, C, COBOL, FORTRAN, PLI, OS JCL, Cold Fusion, Visual Internet, Dreamweaver, Lotus and Basic. Mr. Deckert has many years of management experience using his technical and organization skills to plan, organize, prioritize, and direct the activities of computer systems analysts and programming teams.

(e) Committees of the Board of Directors

The board of directors has no nominating, auditing committee or a compensation committee. Therefore, the selection of persons for election to the board of directors was neither independently made nor negotiated at arm's length.

ITEM 10. EXECUTIVE COMPENSATION

(a) Officer's Compensation

The following table sets forth the compensation by the Company of the President and the executive officers of the Company in 2002 and 2001, for services in all capacities to the Company during the two fiscal years ended December 31, 2002.



                               ANNUAL COMPENSATION
                      -------------------------------------
                                                             OTHER     LONG-TERM
                                                             ANNUAL    AWARDS OF
NAME AND                            SALARY       BONUS    COMPENSATION   OPTIONS
PRINCIPAL POSITION       YEAR         ($)         ($)         ($)       (# SHS)
------------------   --------   -----------    ----------  ----------- ---------

Douglas F. Webber        2002     20,000**
  President              2001     64,000**         0            0      1,125,000
(resigned 2003)

James R. Clark           2002     40,000           0            0        350,000
 Chairman & CEO          2001     96,000*          0            0      3,000,000

Charles Jacobson         2002     150,000*         0            0          0
  Secretary/Treasurer    2001     60,000           0            0        500,000

Officers as a group      2002     210,000          0            0        350,000
                         2001     220,000          0            0      4,625,000

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
Position               Fees ($)          Fees($)    Shares (#)   Options/SARs(#)
                                                                 (SHARES)
- ----------------------------------------------------------------------------------------------------------------


Charles        2002         0      0         0         0              0                   0         0
 Jacobson      2001         0      0         0         0              0                   0         0
Director

James Clark    2002         0      0         0         0              0                   0         0
Director       2001         0      0         0         0              0                   0         0

Douglas        2002         0      0         0         0              0                   0         0
 Deckert       2001         0      0         0         0              0                   0         0
Director

Douglas        2002         0      0         0         0              0                   0         0
 Webber        2001         0      0         0         0              0                   0         0
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

To the Company's knowledge, during the year ended December 31, 2002, Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were not fully complied with.

(a) The following table lists any person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) who, to the knowledge of the Company, was the beneficial owner as of December 31, 2002, of more than 5% of the outstanding voting shares of the Company. Unless otherwise noted, the owner has sole voting and dispositive power with respect to the securities.


   Title      Name and Address
     of        of Beneficial               Amount of    Percent Ownership
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


(1) With respect to the common stock, percentages shown are based upon 37,625,123 shares of common stock actually outstanding as of December 31, 2002.

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

As indicated above, a number of options were issued by the Board of Directors in the year 2002. The following table lists any person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) who, to the knowledge of the Company, would have been the beneficial owner as of December 31, 2002, of more than 5% of the outstanding voting shares of the Company, if all the options issued in 2002 that were exercisable were indeed exercised (although none were). Unless otherwise noted, the owner has sole voting and dispositive power with respect to the securities.

Beneficial Ownership of Common Stock constituting Five Percent or over if All Options Outstanding in 2002 had been Exercised

      (Resulting Total Outstanding Shares Would Have Been 50,600,123 Shares)

   Title    Name and Address of Beneficial  Amount of      Percent
    of               Owner                 Beneficial       of
   Class                                    Interest      Equity(1)
---------  ----------------------------  ------------  -----------
Common     James R. Clark*               20,663,628      40%

Common     H. Arthur Langer &**          17,523,928      34%
           Gloria G. Langer

Common     Global Network Media, Inc.     6,681,828      14%

Common     DynaCor Systems, Inc.          6,401,900      12.6%


(1) With respect to the common stock, percentages shown are based upon 50,600,123 shares of common stock that would have been outstanding as of December 31, 2002, if all the options issued in 2001 had been exercised.

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


 (b) The following table sets forth as of December 31, 2002, the beneficial ownership of the Company's voting shares by all current directors and executive officers of the Company as a group. Unless otherwise indicated, each person listed below has sole voting and investment power over all shares beneficially owned by him.

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

The following table sets forth as of December 31, 2002, the beneficial ownership of the Company's voting shares by all current directors and executive officers of the Company as a group if all the options outstanding in 2002 that were exercisable were indeed exercised (although none were). Unless otherwise indicated, each person listed below has sole voting and investment power over all shares that would have been beneficially owned by him.

Beneficial Ownership of Officers and Directors if All Options Outstanding had Been Exercised in 2002.

    (Resulting Total Outstanding Shares Would Have Been 50,600,123 Shares)


      Title       Name of                             Amount and        Percent
        of        Beneficial                          Nature of         of
      Class       Owner                               Beneficial        Equity
      -----       -----                               Ownership         -------
                                                      ---------
Common Stock    James R. Clark, Chairman & CEO         20,663,628        40%*
                                and Director

Common Stock    Douglas F. Webber,  President           1,186,250        2.3%
                                 and Director

Common Stock    Charles Jacobson, Secretary/Treasurer   8,382,728        16.5%*
                    & Director

Common Stock    Douglas Deckert, Director               8,652,428        17%*

Common Stock    Douglas Webber - Director                  61,250         .16%

                                                           --------------------
                Officers and Directors as a Group      38,946,284        76.9%

* James Clark, Charles H. Jacobson, and Doug Deckert are all Directors of Global Network Media, Inc., which would have owned 6,681,828 shares had all the options issued in 2002 been exercised and those shares are included in each of their beneficial ownership amounts. James Clark is also a Director of DynaCor Systems, Inc., which would have owned 6,401,900 shares had all the options issued in 2002 been exercised and those shares are also included in his beneficial ownership amount.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Global Network Media (GNM, which owns 4,681,828 shares or 13% of the Company's stock) and Dynacor Systems, Inc (which owns 2,401,900 shares or 7% of the Company's stock) provided certain services for the Company in the past. During the years ended December 31, 2001 and 2002, GNM and Dynacor provided services aggregating $1,648,449, of which all has been converted into notes payable over 30 years. No services were billed after 2002.

UINFO International, Inc., a Colorado company entered into an agreement with the Company in October, 2000 to provide certain software development for the Company. The agreement was to be completed in three phases, and calls for a total of 2,000,000 shares of Company stock to be issued and held in escrow pending completion of the contract. 666,667 of these shares were earned at the completion of phase I, completed in December, 2000. In addition to the common stock, UINFO was to be paid $1,500,000. Of this amount, $500,000 was earned at the completion of phase I. UINFO agreed to convert $350,000 of this amount to a 30 year note. In 2001, pursuant to Board action, M2M issued to UINFO a total of
3.0 million shares of M2M S8 stock in lieu of additional payments due to it, in two separate installments of 1.5 million shares each. After the initial installment was issued, UINFO sold the first 1.5 million shares of this stock in a private transaction. The UINFO agreement is in default by the Company.

Options & Warrants

Options were authorized and issued in 2001 pursuant to Board Action as shown below.

                  Options Issued During 2001 to Related Parties



                       Award
Issued To              Date          Amount/Price    Term         Effective Date        Comments
---------              ----          ------------    ----         --------------        ---------

Doug Webber           05-18-01       250,000 @ $0.25 2 yrs         immediately    Upon employment contract signature (Options for a
                      09-01-01        62,500 @ $0.25 2 yrs         immediately    total of 500,000 shares spread over 2 years,
                      12-01-01        62,500 @ $0.25 2 yrs         immediately    issued quarterly as long as he continues as
                                                                                  President of the Company)

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


PART IV

ITEM 13. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules. The following financial statements and schedules for Mind2Market, Inc. as of December 31, 2002 are filed as part of this report.

(1) Financial statements of Mind2Market, Inc. and subsidiaries.
Contents to Financial Statements

Independent Auditor's Report for years ended
December 31, 2002                                                     F-1

Consolidated Balance Sheet at end of December 31, 2002                F-2

Consolidated Statement of Operations at end of December 31, 2002      F-3

Consolidated Statement of Cash Flows at end of December 31, 2002      F-4

Consolidated Statement of Stockholders' Equity at end of
December 31, 2002                                                     F-5

Notes to the Consolidated Financial Statements                        F-6-F-8

                                                                            Page


Cover Page

Independent Auditor's Report for years ended
December 31, 2001                                                     F-9

Consolidated Balance Sheet at end of December 31, 2001                F-10

Consolidated Statement of Operations at end of December 31, 2001      F-11

Consolidated Statement of Cash Flows at end of December 31, 2001      F-12

Consolidated Statement of Stockholders' Equity at end of
December 31, 2001                                                     F-13

Notes to the Consolidated Financial Statements                        F-14-F-21


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

* Incorporated by Reference as filed with the Securities & Exchange Commission on December 29, 1999 under file #000-28711.

(c) Reports on Form 8-K filed during the fiscal year ended December 31, 2002. (incorporated by reference):

               None

Item 14. Principal Accountant Fees and Services
- -------------------------------------------------------
General. Michael Johnson & Co., LLC, CPAs ("MJC") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining MJC's independence.

     Audit Fees. In 2004 MJC was retained by the Company at $5,000 for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended December 31, 2002 and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended March 31, 2002, June 30, 2002 and September 30, 2002. MJC has billed the Company $2,500 for the 2002 audit and $2,500 for 2003 audit and is expected to bill an additional $5,000.

         There were no audit related fees in 2002 or 2001. There were no tax fees or other fees in 2002 or 2001 paid to any Auditors or Auditors affiliates.

     Van Dorn & Bossi, prior auditors, accrued $11,000 for audit fees in 2002 for the 2001 audit but were not paid.

         The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2002.

         All audit work was performed by the auditors' full time employees.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: August 26, 2004
MIND2MARKET, INC.

by:/s/James Clark, CEO
James Clark, CEO

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  August 26, 2004

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

                                December 31, 2002

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s



                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Mind2Market, Inc.
Denver, CO


We have audited the accompanying consolidated balance sheets of Mind2Market, Inc., as of December 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mind2Market, Inc., as of December 31, 2002, and the results of their operations and their cash flows for the years ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The financial statements for the year ended December 31,2001 were audited by other accountants, whose report, dated May 22, 2002, expressed an unqualified opinion on those statements. They have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operation. The Company lost $5,438,494 from operations through December 31, 2002. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Denver, Colorado
August 20, 2004
/s/Michael Johnson & Co., LLC



                               MIND2MARKET, INC.
                                 Balance Sheet
                                  December 31,


                                                                                                2002
                                                                                           ---------------

ASSETS;
Current Assets:
    Cash                                                                                            $ 176
    Accounts Receivable                                                                             8,400
                                                                                           ---------------

        Total Current Assets                                                                        8,576
                                                                                           ---------------

Fixed Assets:
     Computers & Equipment                                                                        141,446
     Less Accumulated Depreciation                                                               (140,143)
                                                                                           ---------------

          Total Fixed Assets                                                                        1,303
                                                                                           ---------------

Other Assets:
     Patents                                                                                       69,319
     Less Accumulated Amortization                                                                 (1,909)
                                                                                           ---------------

          Total Other Assets                                                                       67,410
                                                                                           ---------------

TOTAL ASSETS                                                                                     $ 77,289
                                                                                           ===============


LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts Payable                                                                             $938,897
    Accruals                                                                                      239,121
    Notes Payable                                                                               1,666,966
                                                                                           ---------------

        Total Current Liabilities                                                               2,844,984
                                                                                           ---------------

 Stockholders Equity:
    Preferred Stock, $.10 par value, 5,000,000 shares authorized                                        -
       None issued.
    Common stock, $.0001 par value, 50,000,000 shares authorized                                    3,763
        37,625,123 shares issued and outstanding 2002
        and 34,866,457 shares issued and outstanding in 2001
    Additional Paid-In Capital                                                                  2,667,036
    Accumulated deficit                                                                        (5,438,494)
                                                                                           ---------------

        Total Stockholders' Equity                                                             (2,767,695)
                                                                                           ---------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                                         $ 77,289
                                                                                           ===============

The accompanying notes are an integral part of these financial statements.



                               MIND2MARKET, INC.
                            Statement of Operations
                        For the Year Ended December 31,



                                                                      2002
                                                                 ----------------

Revenue:
    Sales                                                                    $ -
                                                                 ----------------

Total Income                                                                   -
                                                                 ----------------

Operating Expenses:
     Administrative Expenses                                            (424,155)
                                                                 ----------------

Total Expenses                                                          (424,155)
                                                                 ----------------

Net Loss From Operations                                                 424,155
                                                                 ----------------

Per Share Information:

     Weighted average number
     of common shares outstanding                                     37,265,123
                                                                 ----------------

Net Loss per common share                                                $ (0.01)
                                                                 ================

The accompanying notes are an integral part of these financial statements.



                               MIND2MARKET, INC.
                         Stockholders' Equity (Deficit)
                               December 31, 2002


                                                   COMMON STOCKS                  Additional                               Total
                                                                                   Paid-In             Accumulated     Stockholders'
                                            # of Shares         Amount             Capital               Deficit           Equity


Balance - January 1, 2001                      29,035,790         $ 2,904            $ 979,787           $(2,062,788)   $(1,080,097)

Issuance of stock for cash                        532,000              53              132,947                     -         33,000
Issuance of stock for services                    666,667              67              166,600                     -        166,667
Issuance of stock for UINFO                     3,000,000             300              749,700                     -        750,000
Fair Value of Options                                   -               -               83,008                     -         83,008
Issuance of stock for services                  1,632,000             163              417,337                     -        417,500
Net Loss for Year                                       -               -                    -            (2,951,551)    (2,951,551)
                                               ----------         -------           ----------           -----------    ------------
Balance - December 31, 2001                    34,866,457           3,487            2,529,379            (5,014,339)    (2,481,473)
                                               ----------         -------           ----------           -----------    ------------
Issuance of stock for cash                        550,000              55               27,445                     -         27,500
Issuance of stock for services                  1,600,000             160               79,840                     -         80,000
Issuance of stock for services                    608,666              61               30,372                     -         30,433
Net Loss for Year                                       -               -                    -              (424,155)      (424,155)
                                               ----------         -------           ----------           -----------    ------------
Balance - December 31, 2002                    37,625,123         $ 3,763           $2,667,036           $(5,438,494)   $(2,767,695)
                                               ==========         =======           ==========           ===========    ============

The accompanying notes are an integral part of these financial statements.



                               MIND2MARKET, INC.
                             Statement of Cash Flow
                        For the Year Ended December, 31

                                Indirect Method


                                                                                                             2002
                                                                                                        -----------------

Cash Flows from Operating Activities:

     Net (Loss)                                                                                                $ (424,155)
     Stock Issued for services                                                                                    110,433
     Depreciation & Amortization                                                                                    9,722
     Adjustments to reconcile net loss to cash used
        by operating activities
     (Increase) in accounts receivable                                                                             (6,900)
     (Decrease) in accounts payable and accrued expenses                                                         (696,739)
                                                                                                        -----------------

Net Cash Used by Operating Activities                                                                          (1,007,639)
                                                                                                        -----------------


Cash Flows from Financing Activities:

     Proceeds from stock issuance                                                                                  27,500
     Proceeds from Notes Payable                                                                                  978,815
                                                                                                        -----------------

Net Cash Provided by Financing Activities                                                                       1,006,315
                                                                                                        -----------------

Net Increase in Cash & Cash Equivalents                                                                            (1,324)

Beginning Cash & Cash Equivalents                                                                                   1,500
                                                                                                        -----------------

Ending Cash & Cash Equivalents                                                                                      $ 176
                                                                                                        =================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                                                           $ -
                                                                                                        =================
     Cash paid for Income Taxes                                                                                       $ -
                                                                                                        =================

NON-CASH TRANSACTIONS
    Stock issued for services                                                                                   $ 110,433
                                                                                                        =================

The accompanying notes are an integral part of these financial statements

                                MIND2MARKET, INC.
                          Notes to Financial Statements
                                December 31, 2002


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

                                MIND2MARKET, INC.
                          Notes to Financial Statements
                                December 31, 2002


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

Deferred tax assets
         Net operating loss carryforwards                           $ 5,438,494
         Valuation allowance                                         (5,438,494)
                                                                   -------------
         Net deferred tax assets                                    $         0
                                                                   =============

At December 31, 2003, the Company had net operating loss carryforwards of approximately $5,438,494 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2010.

Note 3 - Going Concern:

The Company's financial statements have been prepared on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $2,8326,408.

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

Note 4 - Capital Stock Transactions:

The authorized capital stock of the Company is 50,000,000 shares of common stock at $.0001 par value and 5,000,000 shares of preferred stock at $.10 par value. The Company issued 2,756,666 shares of common stock for cash and services in 2002.

Note 5 - Segment Information

Mind2Market, Inc. operates primarily in a single operating segment, business-to business internet applications.

                                MIND2MARKET, INC.
                          Notes to Financial Statements
                                December 31, 2002


Note 6 - Note Payable - Related Parties:

On December 31, 2002 the Company had the following Notes Payable:

         Note payable to GNM for payment of Consulting
         contract, bearing interest at 10%, due upon demand.       $    892,212

         Note payable to Dynacor for payment of Consulting
         contract, bearing interest at 10%, due upon demand.            464,000

         Note payable to Douglas Webber for payment of
         company debts, bearing interest at 10%, due upon demand.        67,000

         Note payable to James Clark for payment of company
         debts, bearing interest at 10%, due upon demand.               123,000

         Note payable to C.H. Jacobson for payment of company
         debts, bearing interest at 10%, due upon demand.                90,603

         Note payable to Ron Powell for payment of Consulting
         contract, bearing interest at 10%, due upon demand.             30,151
                                                                         ------

                                    Total Notes Payable              $1,666,966
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



Certified Public Accountants

/s/Van Dorn & Bossi
Boulder, Colorado
May 22, 2002
                                       F-9


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
                                                             ================  =================  ===============

                       See Notes to Financial Statements.
                                      F-11


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

                                                         ============  ========  ============  =================


                       See Notes to Financial Statements.
                                      F-12


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
                                 =========      =========       ===========

At December 31, 2001 and 2000 deferred income tax assets result from federal and state net operating loss carryforwards in the amounts of 4,931,331 and $2,053,153, respectively. These loss carryforwards expire in varying amounts through 2017. Net deferred tax assets consist of the following:

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

NOTE E - RELATED PARTY TRANSACTIONS:

Global Network Media (GNM, which owns 4,681,828 shares or 13% of the Company's stock) and Dynacor Systems, Inc. (which owns 2,401,900 shares or 7% of the Company's stock) provide certain services for the Company. During the year ended December 31, 2000, GNM and Dynacor provided services aggregating $653,600.

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