Form 10QSB
period 2003-03-31
MIND2MARKET INC
filed 2004-08-31
CIK 1076044

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                 Commission File Number
- -----------------                                 ----------------------
March 31, 2003                                         000-28711


                               MIND2MARKET, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


            Colorado                                     84-1361341
- --------------------------------                        -------------------
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

                  37,625,123 common shares as of March 31, 2003

                                MIND2MARKET, INC.

                              FINANCIAL STATEMENTS

                        THREE-MONTHS ENDED MARCH 31, 2003
                                   (UNAUDITED)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s




                           ACCOUNTANT'S REVIEW REPORT



Board of Directors
Mind2Market, Inc.
Denver, CO


We have reviewed the accompanying balance sheet of Mind2Market as of March 31, 2003 and the related statement of operations for the three-months ended March 31, 2003 and 2002 and the related cash flows for the three-months ended March 30, 2003 and 2002, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2003. These financial statements are the responsibility of the Company's management.

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

A previous auditor previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In their report dated August 20, 2004, they expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Michael Johnson & Co., LLC
August 25, 2004
/s/Michael Johnson & Co., LLC



                               MIND2MARKET, INC.
                                 Balance Sheets
                                  (Unaudited)



                                                                       March 31,           December 31,
                                                                          2003               2002
                                                                      -------------       ------------

ASSETS

   Current Assets:
      Cash                                                                   $ 151              $ 176
      Accounts Receivable                                                    8,400              8,400
                                                                      -------------       ------------

         Total Current Assets                                                8,551              8,576
                                                                      -------------       ------------

    Fixed Assets:
       Computers & Equipment                                               141,465            141,446
       Less Accumulated Depreciation                                      (141,465)          (140,143)
                                                                      -------------       ------------

          Total Fixed Assets                                                     -              1,303
                                                                      -------------       ------------

    Other Assets:
       Patents                                                              69,319             69,319
       Less Accumulated Amortization                                        (2,775)            (1,909)
                                                                      -------------       ------------

          Total Other Assets                                                66,544             67,410
                                                                      -------------       ------------

TOTAL ASSETS                                                              $ 75,095           $977,289            9
                                                                      =============       ============

LIABILITIES & STOCKHOLDERS' EQUITY

    Current Liabilities:
       Accounts Payable                                                    939,197            938,897
       Accruals                                                            264,508            239,121
       Notes Payable                                                     1,667,371          1,666,966
                                                                      -------------       ------------

          Total Current Liabilities                                      2,871,076          2,844,984
                                                                      -------------       ------------

Stockholders's Equity (Deficit)

    Preferred Stock, $.10 par value, 5,000,000 shares authorized
       none issued                                                               -                  -
   Common Stock, $.0001 par value, 50,000,000 shares authorized
       37,625,123 shares issued and outstanding in 2003 and 2002             3,763              3,763
    Additional Paid-In Capital                                           2,667,036          2,667,036
    Accumulated deficit                                                 (5,466,780)        (5,438,494)
                                                                      -------------       ------------

Total Shareholders's Equity (Deficit)                                   (2,795,981)        (2,767,695)
                                                                      -------------       ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                  $ 75,095           $ 77,289
                                                                      =============       ============

 See Accountants Review Report



                               MIND2MARKET, INC.
                            Statements of Operations
                                  (Unaudited)


                                                                    Three-Months Ended
                                                                         March 31,
                                                                2003                   2002
                                                                ----                   ----

Revenue:
    Rental Income                                                   $ -              $ -
    Cost of Goods Sold                                                -                -
                                                             ----------           -----------
Total Income                                                          -                -
                                                             ----------           -----------
Costs and Expenses:
     Administrative Expenses                                     28,286               280,524
                                                             ----------           -----------
Total Operating Expenses                                         28,286               280,524
                                                             ----------           -----------
Net Loss                                                      $ (28,286)           $ (280,524)
                                                             ==========           ===========
Per Share Information:

     Weighted average number
     of common shares outstanding                            37,016,457            35,719,235
                                                             ----------           -----------
Net Loss per common share                                      *                  $ (0.01)                     )
                                                             ==========           ===========
* Less than $.01



                               MIND2MARKET, INC.
                              Stockholders' Equity
                                   (Deficit)
                                  (Unaudited)


                                                                                              Deficit
                                              COMMON STOCKS               Additional        Accum. During        Total
                                                                           Paid-In          Development       Stockholders'
                                       # of Shares        Amount           Capital             Stage            Equity
                                       -----------        ------           -------             -----            ------

Balance - January 1, 2001                29,035,790         $ 2,904         $ 979,787         $(2,062,788)     $(1,080,097)

Issuance of stock for cash                  532,000              53           132,947                   -          133,000
Issuance of stock for services              666,667              67           166,600                   -          166,667
Issuance of stock for UINFO               3,000,000             300           749,700                   -          750,000
Fair Value of Options                             -               -            83,008                   -           83,008
Issuance of stock for services            1,632,000             163           417,337                   -          417,500
Net Loss for Year                                 -               -                 -          (2,951,551)      (2,951,551)
                                         ----------         -------        ----------         -----------      -----------
Balance - December 31, 2001              34,866,457           3,487         2,529,379          (5,014,339)      (2,481,473)
                                         ----------         -------        ----------         -----------      -----------
Issuance of stock for cash                  550,000              55            27,445                   -           27,500
Issuance of stock for services            1,600,000             160            79,840                   -           80,000
Issuance of stock for services              608,666              61            30,372                   -           30,433
Net Loss for Year                                 -               -                 -            (424,155)        (424,155)
                                         ----------         -------        ----------         -----------      -----------
Balance - December 31, 2002              37,625,123           3,763         2,667,036          (5,438,494)      (2,767,695)
                                         ----------         -------        ----------         -----------      -----------
Net Loss for Period                               -               -                 -             (28,286)         (28,286)
                                         ----------         -------        ----------         -----------      -----------
Balance - March 31, 2003                 37,625,123         $ 3,763        $2,667,036         $(5,466,780)     $(2,795,981)
                                         ==========         =======        ==========         ===========      ===========

See Accountants Review Report


                               MIND2MARKET, INC.
                            Statements of Cash Flow
                                  (Unaudited)


                                                                                          Three-Months Ended
                                                                                               March 31,
                                                                                      2003                 2002
                                                                                      ----                 ----

Cash Flows from Operating Activities:

     Net (Loss)                                                                       $(28,286)            $ (280,524)
     Stock issued for services                                                               -                 80,000
     Depreciation & Amortization                                                         2,188                  3,216
     Adjustments to reconcile net loss to cash used by
        by operating activities
     Decrease (increase) in accounts receivable                                              -                 (8,500)
     (Decrease) increase in accounts payable & accruals                                 25,687               (763,155)
                                                                                      --------             ----------
Net Cash Used in Operating Activities                                                     (411)              (968,963)
                                                                                      --------             ----------
Cash Flows from Investing Activities:

     Purchase of fixed or other assets                                                     (19)                     -
                                                                                      --------             ----------
Net Cash Used for Investing Activities                                                     (19)                     -
                                                                                      --------             ----------
Cash Flows from Financing Activities:

     Issuance of common stock                                                                -                 27,500
     Proceeds from notes payable                                                           405                940,139
                                                                                      --------             ----------
Net Cash Provided by Financing Activities                                                  405                967,639
                                                                                      --------             ----------
Net Increase in Cash & Cash Equivalents                                                    (25)                (1,324)

Beginning Cash & Cash Equivalents                                                          176                  1,500
                                                                                      --------             ----------
Ending Cash & Cash Equivalents                                                           $ 151                  $ 176
                                                                                      ========             ==========
SUPPLEMENTAL DISCLOSRUE OF CASH FLOW INFORMATION     Cash paid for interest                $ -                    $ -
                                                                                      ========             ==========
     Cash paid for Income Taxes                                                            $ -                    $ -
                                                                                      ========             ==========
NON-CASH TRANSACTIONS
     Common stock issued for services                                                      $ -               $ 80,000
                                                                                      ========             ==========

See Accountants Review Report

                                MIND2MARKET, INC.
                          Notes to Financial Statements
                                 March 31, 2003
                                   (Unaudited)





Note 1 - Presentation of Interim Information:

In the opinion of the management of Mind2Market, Inc. the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2003 and the results of operations for the three-months ended March 31, 2003 and 2002, and the related cash flows for the three-months ended March 31, 2003 and 2002. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2002.

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

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by the Company in 2003 and any Current Reports on Form 8-K filed by the Company.

RESULTS OF OPERATIONS FOR QUARTER ENDED MARCH 31, 2003 COMPARED TO QUARTER ENDED MARCH 31, 2002

     The Company had no revenues during the quarter in 2003 or 2002. Operations during the quarter in 2003 were nominal.

     The Company incurred expenses of ($28,286) in the quarter in 2003 compared to $280,524 in expenses in the quarter in 2002. The Company had a loss of ($28,286) in the quarter in 2003 compared to a loss of ($280,524) in the quarter in 2002. The loss per share was nominal in the quarter in 2003 and in 2002.

     The trend of operating losses is expected to continue indefinitely until and unless the Company is able to generate or develop business revenues for which there is no assurance.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had $4,275 cash capital at the end of the period and current liabilities exceeded current assets by $2,871,000 approximately. The company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

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

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, March 31, 2003, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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