Form 10QSB
period 2003-06-30
MIND2MARKET INC
filed 2004-08-31
CIK 1076044

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                 Commission File Number
- -----------------                                 ----------------------
June 30, 2003                                         000-28711


                               MIND2MARKET, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


            Colorado                                     84-1361341
- --------------------------------                        -------------------
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

                  37,625,123 common shares as of June 30, 2003

                                     MIND2MARKET, INC.

                              FINANCIAL STATEMENTS

                         SIX-MONTHS ENDED JUNE 30, 2003
                                   (UNAUDITED)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s




                           ACCOUNTANT'S REVIEW REPORT



Board of Directors
Mind2Market, Inc.
Denver, CO


We have reviewed the accompanying balance sheet of Mind2Market as of June 30, 2003 and the related statement of operations for the three and six months ended June 30, 2003 and 2002 and the related cash flows for the six-months ended June 30, 2003 and 2002, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2003. These financial statements are the responsibility of the Company's management.

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

A previous auditor previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In their report dated August 20, 2004, they expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Michael Johnson & Co., LLC
August 25, 2004
/s/Michael Johnson & Co., LLC


                               MIND2MARKET, INC.
                                 Balance Sheets

                                  (Unaudited)



                                                                                  June 30,         December 31,
                                                                                    2003               2002
                                                                                -------------      -------------

ASSETS;
Current Assets:
    Cash                                                                               $ 126              $ 176
    Accounts Receivable                                                                8,400              8,400
                                                                                -------------      -------------

        Total Current Assets                                                           8,526              8,576
                                                                                -------------      -------------

Fixed Assets:
     Computers & Equipment                                                           141,446            141,446
     Less Accumulated Depreciation                                                  (141,446)          (140,143)
                                                                                -------------      -------------

          Total Fixed Assets                                                                    -         1,303
                                                                                -------------      -------------

Other Assets:
     Patents                                                                          69,319             69,319
     Less Accumulated Amortization                                                    (2,956)            (1,909)
                                                                                -------------      -------------

          Total Other Assets                                                          66,363             67,410
                                                                                -------------      -------------

TOTAL ASSETS                                                                        $ 74,889           $ 77,289
                                                                                =============      =============


LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts Payable                                                                $939,497          $ 938,897
    Accruals                                                                         289,896            239,121
    Notes Payable                                                                  1,667,780          1,666,966
                                                                                -------------      -------------

        Total Current Liabilities                                                  2,897,173          2,844,984
                                                                                -------------      -------------

 Stockholders Equity:
    Preferred Stock, $.10 par value, 5,000,000 shares authorized                           -                  -
       None issued.
    Common stock, $.0001 par value, 50,000,000 shares authorized                       3,763              3,763
        37,625,123 shares issued and outstanding in 2002 and 2003.
    Additional Paid-In Capital                                                     2,667,036          2,667,036
    Accumulated deficit                                                           (5,493,083)        (5,438,494)
                                                                                -------------      -------------
        Total Stockholders' Equity                                                (2,822,284)        (2,767,695)
                                                                                -------------      -------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                            $ 74,889           $ 77,289
                                                                                =============      =============

See Accountant's Review Report



                                  MIND2MARKET
                            Statements of operations
                                  (Unaudited)

                                                             Three-Months Ended                    Six-Months Ended
                                                                   June 30,                             June 30,
                                                           2003               2002              2003              2002
                                                           ----               ----              ----              ----

Revenue:
    Sales                                                   $ -                $ -                $-                $-
                                                         ----------         ---------         ----------        ----------
Total Income                                                  -                  -                 -                 -
                                                         ----------         ---------         ----------        ----------
Operating Expenses:
     Administrative Expenses                                 26,303             80,890            54,589           361,414
                                                         ----------         ----------        ----------        ----------
Total Expenses                                               26,303             80,890            54,589           361,414
                                                         ----------         ----------        ----------        ----------
Net Loss From Operations                                    (26,303)           (80,890)          (54,589)         (361,414)
                                                         ----------         ----------        ----------        ----------
Per Share Information:

     Weighted average number
     of common shares outstanding                        37,625,123         37,016,457        37,625,123        37,016,457
                                                         ----------         ----------        ----------        ----------
Net Loss per common share                                   (*)                (*)               (*)            $ (0.01)
                                                         ==========         ==========        ==========        ===========
* Less than $.01

See Accountants Review Report



                               MIND2MARKET, INC.
                         Stockholders' Equity (Deficit)
                                 June 30, 2003
                                  (Unaudited)


                                                   COMMON STOCKS                  Additional                               Total
                                                                                   Paid-In             Accumulated     Stockholders'
                                            # of Shares         Amount             Capital               Deficit           Equity
                                            -----------         ------             -------               -------           ------

Balance - January 1, 2001                      29,035,790         $ 2,904            $ 979,787           $(2,062,788)   $(1,080,097)

Issuance of stock for cash                        532,000              53              132,947                     -        133,000
Issuance of stock for services                    666,667              67              166,600                     -        166,667
Issuance of stock for UINFO                     3,000,000             300              749,700                     -        750,000
Fair Value of Options                                   -               -               83,008                     -         83,008
Issuance of stock for services                  1,632,000             163              417,337                     -        417,500
Net Loss for Year                                       -               -                    -            (2,951,551)    (2,951,551)
                                               ----------         -------           ----------           -----------    ------------
Balance - December 31, 2001                    34,866,457           3,487            2,529,379            (5,014,339)    (2,481,473)
                                               ----------         -------           ----------           -----------    ------------
Issuance of stock for cash                        550,000              55               27,445                     -         27,500
Issuance of stock for services                  1,600,000             160               79,840                               80,000
Issuance of stock for services                    608,666              61               30,372                     -         30,433
Net Loss for Year                                       -               -                    -              (424,155)      (424,155)
                                               ----------         -------           ----------           -----------    ------------
Balance - December 31, 2002                    37,625,123           3,763            2,667,036            (5,438,494)    (2,767,695)
                                               ----------         -------           ----------           -----------    ------------
Net Loss for Period                                     -               -                    -               (54,589)       (54,589)
                                               ----------         -------           ----------           -----------    ------------
Balance - June 30, 2003                        37,625,123         $ 3,763           $2,667,036           $(5,493,083)   $(2,822,284)
                                               ==========         =======           ==========           ===========    ===========

See Accountant's Review Report


                               MIND2MARKET, INC.
                            Statements of Cash Flow
                                Indirect Method
                                  (Unaudited)



                                                                                                  For the Six-Months Ended
                                                                                                          June 30,
                                                                                                2003                     2002
                                                                                                ----                     ----

Cash Flows from Operating Activities:

     Net (Loss)                                                                                   $ (54,589)             $ (361,414)
    Stock issued for services                                                                            -                   80,000
     Depreciation & Amortization                                                                      2,350                 101,860
     Adjustments to reconcile net loss to cash used
        by operating activities
     (Increase) decrease in accounts receivable                                                          -                  (15,900)
     (Decrease) increase in accounts payable and accrued expenses                                    51,375                (702,830)
                                                                                                  ---------              -----------
Net Cash Used by Operating Activities                                                                  (864)               (898,284)
                                                                                                  ---------              -----------
Cash Flows from Investing Activities:
     Purchase of fixed assets                                                                            -                 (108,639)
                                                                                                  ---------              -----------
Net Cash Used for Investing Activities                                                                   -                 (108,639)
                                                                                                  ---------              -----------
Cash Flows from Financing Activities:

     Proceeds from stock issuance                                                                        -                   27,500
     Proceeds from notes payable                                                                        814                 978,167
                                                                                                  ---------              -----------
Net Cash Provided by Financing Activities                                                               814               1,005,667
                                                                                                  ---------              -----------
Net Increase in Cash & Cash Equivalents                                                                 (50)                 (1,256)

Beginning Cash & Cash Equivalents                                                                       176                   1,500
                                                                                                  ---------              -----------
Ending Cash & Cash Equivalents                                                                        $ 126                    $244
                                                                                                  ==========             ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                                         $ 8,275                 $ 8,275
                                                                                                  ==========             ===========
     Cash paid for Income Taxes                                                                     $ -                     $ -
                                                                                                  ==========             ===========
NON-CASH TRANSACTIONS
     Common stock issued for services                                                              $ 49,907                $ 49,907
                                                                                                  ==========             ===========

See Accountant's Review Report

                                MIND2MARKET, INC.
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)





Note 1 - Presentation of Interim Information:

In the opinion of the management of Mind2Market, Inc. the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2003 and the results of operations for the three and six months ended June 30, 2003 and 2002, and the related cash flows for the six-months ended June 30, 2003 and 2002. Interim results are not necessarily indicative of results for a full year.

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

RESULTS OF OPERATIONS FOR QUARTER ENDED JUNE 30, 2003 COMPARED TO SAME PERIOD IN 2002

     During the three-month period ended June 30, 2003 and 2002, the Company had no revenues. The Company incurred administrative expenses of $26,303 in the period in 2003 compared to administrative expenses of $80,890 in the period in 2002. Net loss for the three-month period ended June 30, 2003 was ($26,303), less than ($0.01) per share, while the same period in 2002 resulted in a loss of ($80,890) less than ($0.01) per share.


RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SAME PERIOD IN 2004

     During the six-month period ended June 30, 2003 and 2002, the Company had no revenues. The Company incurred administrative expenses of $54,589 in the period in 2003 compared to administrative expenses of $361,414 in the period in 2002. Net loss for the six-month period ended June 30, 2003 was ($54,589), less than ($0.01) per share, while the same period in 2002 resulted in a loss of ($361,414), or ($0.01) per share.

The Company expects the trend of losses to continue into the forseeable future and at the same or substantially greater rate, as the Company recommences operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had $4,275 cash capital at the end of the period and current liabilities exceeded current assets by $2,893,000 approximately. The company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

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

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, June 30, 2003, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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