Form 10QSB
period 2003-09-30
MIND2MARKET INC
filed 2004-08-31
CIK 1076044

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                 Commission File Number
- -----------------                                 ----------------------
September 30, 2003                                        000-28711


                               MIND2MARKET, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


            Colorado                                     84-1361341
- --------------------------------                        -------------------
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

                  37,016,457 common shares as of September 30, 2003

                                MIND2MARKET, INC.

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

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



                            ACCOUNTANTS REVIEW REPORT


We have reviewed the accompanying balance sheet of Mind2Market for September 30, 2003 and the related statement of operations for the three and nine months ended September 30, 2003 and 2002 and cash flows for the nine-months ended September 30, 2003 and 2002, included in the accompanying Securities and Exchange Commission Form 10QSB for the period ended September 30, 2003. These financial statements are the responsibility of the Company's management.

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

A previous auditor previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In their report dated August 20, 2004, they expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Michael Johnson & Co., LLC
August 25, 2004
/s/Michael Johnson & Co., LLC



                               MIND2MARKET, INC.
                                 Balance Sheets
                                  (Unaudited)




                                                                                  September 30,     December 31,
                                                                                      2003              2002
                                                                              --------------        -------------

ASSETS

   Current Assets:
      Cash                                                                              $ 1                $ 176
      Accounts Receivable                                                             8,400                8,400
                                                                              --------------        -------------

          Total Current Assets                                                        8,401                8,576
                                                                              --------------        -------------

   Fixed Assets:
      Computers & Equipment                                                         141,446              141,446
      Less Accumulated Depreciation                                                (141,446)            (140,143)
                                                                              --------------        -------------

         Total Fixed Assets                                                               -                1,303
                                                                              --------------        -------------

   Other Assets:
      Patents                                                                        69,319               69,319
      Less Accumulated Amortization                                                  (2,956)              (1,909)
                                                                              --------------        -------------

         Total Other Assets                                                          66,363               67,410
                                                                              --------------        -------------

TOTAL ASSETS                                                                       $ 74,764             $ 77,289
                                                                              ==============        =============

LIABILITIES & STOCKHOLDERS' EQUITY

     Current Liabilities:
        Accounts Payable                                                          $ 939,797            $ 938,897
        Accruals                                                                    315,283              239,121
       Notes Payable                                                              1,668,194            1,666,966
                                                                              --------------        -------------

Total Current Liabilities                                                         2,923,274            2,844,984
                                                                              --------------        -------------

Stockholders' Equity (Deficit)

      Preferred Stock, $.10 par value, 5,000,000 shares authorized
         none issued.                                                                                          -
     Common Stock, $.0001 par value, 50,000,000 shares authorized
         37,625,123 shares issued and outstanding in 2002 and 2003                    3,763                3,763
    Additional Paid-In Capital                                                    2,667,036            2,667,036
    Accumulated deficit                                                          (5,519,309)          (5,438,494)
                                                                              --------------        -------------

Total Stockholders' Equity (Deficit)                                             (2,848,510)          (2,767,695)
                                                                              --------------        -------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                           $ 74,764             $ 77,289
                                                                              ==============        =============

See Accountants Review Report



                               MIND2MARKET, INC.
                            Statements of Operations
                                  (Unaudited)


                                                           Three-Months Ended                       Nine-Months Ended
                                                              September 30,                           September 30,
                                                      2003                2002               2003                2002
                                                      ----                ----               ----                ----

Revenue:
     Sales                                                 $ -                  $ -                $ -                 $ -
                                                    ----------           ----------         ----------          ----------
Total Income                                                 -                    -                  -                   -
                                                    ----------           ----------         ----------          ----------
Costs and Expenses:
     Administrative Expenses                            26,226               36,682             80,815             398,096
                                                    ----------           ----------         ----------          ----------
Total Operating Expenses                                26,226               36,682             80,815             398,096
                                                    ----------           ----------         ----------          ----------
Net Loss                                             $ (26,226)           $ (36,682)         $ (80,815)         $ (398,096)
                                                    ==========           ==========         ==========          ==========
Per Share Information:

     Weighted average number
     of common shares outstanding                   37,625,123           37,016,457         37,625,123          37,016,457
                                                    ----------           ----------         -----------         ----------
Net Loss per common share                              (*)                 (*)                (*)               $ (0.01)
                                                    ==========           ==========         ===========         ==========
* Less than $.01

See Accountants Review Report



                               MIND2MARKET, INC.
                              Stockholders' Equity
                                   (Deficit)
                               September 30, 2003
                                  (Unaudited)


                                                                                              Deficit
                                                COMMON STOCKS              Additional       Accum. During        Total
                                                                            Paid-In         Development      Stockholders'
                                         # of Shares        Amount          Capital            Stage            Equity
                                         -----------        ------          -------            -----            ------

Balance - January 1, 2001                  29,035,790         $2,904         $ 979,787        $(2,062,788)     $(1,080,097)

Issuance of stock for cash                    532,000             53           132,947                  -           133,000
Issuance of stock for services                666,667             67           166,600                  -           166,667
Issuance of stock for UINFO                 3,000,000            300           749,700                  -           750,000
Fair Value of Options                               -              -            83,008                  -            83,008
Issuance of stock for services              1,632,000            163           417,337                  -           417,500
Net Loss for Year                                   -              -                 -         (2,951,551)       (2,951,551)
                                           ----------        -------        ----------        -----------       -----------
Balance - December 31, 2001                34,866,457          3,487         2,529,379         (5,014,339)       (2,481,473)
                                           ----------        -------        ----------        -----------       -----------
Issuance of stock for cash                    550,000             55            27,445                  -            27,500
Issuance of stock for services              1,600,000            160            79,840                  -            80,000
Issuance of stock for services                608,666             61            30,372                  -            30,433
Net Loss for Year                                   -              -                 -           (424,155)         (424,155)
                                           ----------        -------        ----------        -----------       -----------
Balance - December 31, 2002                37,625,123          3,763         2,667,036         (5,438,494)       (2,767,695)
                                           ----------        -------        ----------        -----------       -----------
Net Loss for Period                                 -              -                 -            (80,815)          (80,815)
                                           ----------        -------        ----------        -----------       -----------
Balance - September 30, 2003               37,625,123        $ 3,763        $2,667,036        $(5,519,309)      $(2,848,510)
                                           ==========        =======        ==========        ===========       ===========

See Accountants Review Report



                               MIND2MARKET, INC.
                            Statements of Cash Flow
                                  (Unaudited)
                                Indirect Method


                                                                                                Nine-Months Ended
                                                                                                   September 30,
                                                                                           2003                 2002
                                                                                           ----                 ----
Cash Flows from Operating Activities:

     Net (Loss)                                                                            $(80,815)            $ (398,096)
     Stock issued for services                                                                    -                 80,000
     Depreciation & Amortization                                                              2,350                106,197
    Adjustments to reconcile net loss to cash used
        by operating activities
     Decrease (Increase) in accounts receivable                                                   -                 (6,900)
     (Decrease) increase in accounts payable & accrued expenses                              77,062               (679,473)
                                                                                           --------             ----------
Net Cash Used in Operating Activities                                                        (1,403)              (898,272)
                                                                                           --------             ----------
Cash Flows from Investing Activities:

     Purchase of fixed and other assets                                                           -               (108,639)
                                                                                           --------             ----------
Net Cash Used for Investing Activities                                                            -               (108,639)
                                                                                           --------             ----------
Cash Flows from Financing Activities:

     Proceeds from stock issuance                                                                 -                 27,500
     Proceeds from notes payable                                                              1,228                978,470
                                                                                           --------             ----------
Net Cash Provided by Financing Activities                                                     1,228              1,005,970
                                                                                           --------             ----------
Net Increase in Cash & Cash Equivalents                                                        (175)                  (941)

Beginning Cash & Cash Equivalents                                                               176                  1,500
                                                                                           --------             ----------
Ending Cash & Cash Equivalents                                                                  $ 1                  $ 559
                                                                                           ========             ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                                                                     $ -                    $ -
                                                                                           ========             ==========
     Cash paid for Income Taxes                                                                 $ -                    $ -
                                                                                           ========             ==========
NON-CASH TRANSACTIONS
     Common stock issued for services                                                           $ -               $ 80,000
                                                                                           ========             ==========

See Accountants Review Report

                                MIND2MARKET, INC
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)





Note 1 - Presentation of Interim Information:

In the opinion of the management of Mind2Market, Inc. the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2003 and the results of operations for the three and nine months ended September 30, 2003 and 2002, and cash flows for the nine-months ended September 30, 2003 and 2002. Interim results are not necessarily indicative of results for a full year.

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

The Company has only minimal operations during the quarter and nine month period due to lack of capital.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2003 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2002

     The Company had no revenues for the period in 2003 and no revenues in the period in 2002. The Company incurred $26,226 in expenses for the quarter period in 2003 compared to only $36,682 in expenses for the same period in 2002. The Company has incurred a net loss for the period of ($26,226) in 2003 and a net loss of ($36,682) for the period in 2002. The loss per share for the quarter was nominal in 2003 and 2002.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO SAME PERIOD IN 2002

     The Company had no revenues for the period ended September 30, 2003 and none in the same period in 2002. The Company incurred $80,815 in expenses in the period in 2003 compared to $398,096 in expenses in the period in 2002. The losses on operations was ($80,815) and ($398,096) in the period in 2003 and 2002 respectively. The loss per share was nominal in the period in 2003 and in 2002.

The Company expects the trend of losses to continue into the forseeable future and at the same or substantially greater rate, as the Company recommences operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had $1 cash capital at the end of the period and current liabilities exceeded current assets by $2,923,273. The company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

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

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, September 30, 2002, the Company had carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. Sarbanes Oxley had not become effective at such date.

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