Form 10QSB
period 2004-03-31
MIND2MARKET INC
filed 2004-08-31
CIK 1076044

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                 Commission File Number
- -----------------                                 ----------------------
March 31, 2004                                         000-28711


                               MIND2MARKET, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


            Colorado                                     84-1361341
- --------------------------------                        -------------------
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

                  37,625,123 common shares as of March 31, 2004

                                MIND2MARKET, INC.

                              FINANCIAL STATEMENTS

                        THREE-MONTHS ENDED MARCH 31, 2004
                                   (UNAUDITED)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s



                           ACCOUNTANT'S REVIEW REPORT



Board of Directors
Mind2Market, Inc.
Denver, CO


We have reviewed the accompanying balance sheet of Mind2Market as of March 31, 2004 and the related statement of operations for the three-months ended March 31, 2004 and 2003 and the related cash flows for the three-months ended March 30, 2004 and 2003, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2004. These financial statements are the responsibility of the Company's management.

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

A previous auditor previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In their report dated August 20, 2004, they expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2004 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Michael Johnson & Co., LLC
August 25, 2004
/s/Michael Johnson & Co., LLC



                               MIND2MARKET, INC.
                                 Balance Sheets
                                  (Unaudited)


                                                                       March 31,           December 31,
                                                                          2004               2003
                                                                      -------------       ------------

ASSETS

   Current Assets:
      Cash                                                                     $ -                $ -
      Accounts Receivable                                                        -                  -
                                                                      -------------       ------------

         Total Current Assets                                                    -                  -
                                                                      -------------       ------------

    Fixed Assets:
       Computers & Equipment                                                141,445           141,445
       Less Accumulated Depreciation                                       (141,445)         (141,445)
                                                                      -------------       ------------

          Total Fixed Assets                                                     -                  -
                                                                      -------------       ------------

    Other Assets:
       Patents                                                               69,319            63,319
       Less Accumulated Amortization                                        (16,781)          (16,781)
                                                                      -------------       ------------

          Total Other Assets                                                 52,538            46,538
                                                                      -------------       ------------

TOTAL ASSETS                                                               $ 52,538          $346,538            8
                                                                      =============       ============

LIABILITIES & STOCKHOLDERS' EQUITY

    Current Liabilities:
       Accounts Payable                                                     940,097            940,097
       Accruals                                                             355,498            369,633
       Notes Payable                                                      1,668,609          1,648,449
                                                                      -------------       ------------

          Total Current Liabilities                                       2,964,204          2,958,179
                                                                      -------------       ------------

Stockholders's Equity (Deficit)

    Preferred Stock, $.10 par value, 5,000,000 shares authorized
       none issued                                                               -                  -
   Common Stock, $.0001 par value, 50,000,000 shares authorized
       37,625,123 shares issued and outstanding in 2004 and 2003              3,763              3,763
    Additional Paid-In Capital                                            2,667,036          2,667,036
    Accumulated deficit                                                  (5,582,465)        (5,582,440)
                                                                      -------------       ------------

Total Shareholders's Equity (Deficit)                                    (2,911,666)        (2,911,641)
                                                                      -------------       ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                   $ 52,538           $ 46,538
                                                                      =============       ============

See Accountants Review Report



                               MIND2MARKET, INC.
                            Statements of Operations
                                  (Unaudited)


                                                                       Three-Months Ended
                                                                           March 31,
                                                                 2004                   2003
                                                                 ----                   ----

Revenue:
    Rental Income                                                   $ -                    $ -
    Cost of Goods Sold                                                -                      -
                                                             ----------             ----------
Total Income                                                          -                      -
                                                             ----------             ----------
Costs and Expenses:
     Administrative Expenses                                         25                 28,286
                                                             ----------             ----------
Total Operating Expenses                                             25                 28,286
                                                             ----------             ----------
Net Loss                                                          $ (25)             $ (28,286)
                                                             ==========             ==========
Per Share Information:

     Weighted average number
     of common shares outstanding                            37,625,123             37,625,123
                                                             ----------             ----------
Net Loss per common share                                      *                      *
                                                             ==========             ==========
* Less than $.01

See Accountants Review Report


                               MIND2MARKET, INC.
                              Stockholders' Equity
                                   (Deficit)
                                 March 31, 2004
                                  (Unaudited)



                                                                                              Deficit
                                              COMMON STOCKS               Additional        Accum. During        Total
                                                                           Paid-In          Development       Stockholders'
                                       # of Shares        Amount           Capital             Stage            Equity

Balance - January 1, 2001                29,035,790         $ 2,904         $ 979,787         $(2,062,788)     $(1,080,097)

Issuance of stock for cash                  532,000              53           132,947                   -          133,000
Issuance of stock for services              666,667              67           166,600                   -          166,667
Issuance of stock for UINFO               3,000,000             300           749,700                   -          750,000
Fair Value of Options                             -               -            83,008                   -           83,008
Issuance of stock for services            1,632,000             163           417,337                   -          417,500
Net Loss for Year                                 -               -                 -          (2,951,551)      (2,951,551)
                                         ----------         -------        ----------         -----------      -----------
Balance - December 31, 2001              34,866,457           3,487         2,529,379          (5,014,339)      (2,481,473)
                                         ----------         -------        ----------         -----------      -----------
Issuance of stock for cash                  550,000              55            27,445                   -           27,500
Issuance of stock for services            1,600,000             160            79,840                   -           80,000
Issuance of stock for services              608,666              61            30,372                   -           30,433
Net Loss for Year                                 -               -                 -            (424,155)        (424,155)
                                         ----------         -------        ----------         -----------      -----------
Balance - December 31, 2002              37,625,123           3,763         2,667,036          (5,438,494)      (2,767,695)
                                         ----------         -------        ----------         -----------      -----------
Net Loss for Year                                 -               -                 -            (143,946)        (143,946)
                                         ----------         -------        ----------         -----------      -----------
Balance - December 31, 2003              37,625,123           3,763         2,667,036          (5,582,440)      (2,911,641)
                                         ----------         -------        ----------         -----------      -----------
Net Loss for Period                               -               -                 -                 (25)             (25)
                                         ----------         -------        ----------         -----------      -----------
Balance - March 31, 2004                 37,625,123         $ 3,763        $2,667,036         $(5,582,465)     $(2,911,666)
                                         ==========         =======        ==========         ===========      ===========

See Accountants Review Report



                               MIND2MARKET, INC.
                            Statements of Cahs Flow
                                  (Unaudited)
                                Indirect Method


                                                                                             Three-Months Ended
                                                                                                   March 31,
                                                                                        2004                   2003
                                                                                        ----                   ----

Cash Flows from Operating Activities:

     Nett (Loss)                                                                            $ (25)              $ (28,286)
     Stock issued for services                                                                  -                       -
     Depreciation & Amortization                                                                -                   2,188
     Adjustments to reconcile net loss to cash used by
        by operating activities
     (Decrease) increase in accounts payable & accruals                                   (14,135)                 25,687
                                                                                          -------               ---------
Net Cash Used in Operating Activities                                                     (14,160)                   (411)
                                                                                          -------
Cash Flows from Investing Activities:

     Purchase of fixed or other assets                                                     (6,000)                    (19)
                                                                                          -------               ---------
Net Cash Used for Investing Activities                                                     (6,000)                    (19)
                                                                                          -------               ---------
Cash Flows from Financing Activities:

     Issuance of common stock                                                                   -                       -
     Proceeds from notes payable                                                           20,160                     405
                                                                                          -------               ---------
Net Cash Provided by Finacing Activities                                                   20,160                     405
                                                                                          -------               ---------
Net Increase in Cash & Cash Equivalents                                                         -                     (25)

Beginning Cash & Cash Equivalents                                                               -                     176
                                                                                          -------               ---------
Ending Cash & Cash Equivalents                                                                $ -                   $ 151
                                                                                          =======               =========
SUPPLEMENTAL DISCLOSUE OF CASH FLOW INFORMATION
     Cash paid for interest                                                                   $ -                     $ -
                                                                                          =======               =========
     Cash paid for Income Taxes                                                               $ -                     $ -
                                                                                          =======               =========
NON-CASH TRANSACTIONS
     Common stock issued for services                                                         $ -                     $ -
                                                                                          =======               =========

See Accountants Review Report

                                MIND2MARKET, INC.
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)



Note 1 - Presentation of Interim Information:

In the opinion of the management of Mind2Market, Inc. the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2004 and the results of operations for the three-months ended March 31, 2004 and 2003, and the related cash flows for the three-months ended March 31, 2004 and 2003. Interim results are not necessarily indicative of results for a full year.

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

RESULTS OF OPERATIONS FOR QUARTER ENDED MARCH 31, 2004 COMPARED TO QUARTER ENDED MARCH 31, 2003

     The Company had no revenues during the quarter in 2004 or 2003. The Company had no Operations during the quarter in 2004.

     The Company incurred expenses of $25 in the quarter in 2004 compared to $28,286 in expenses in the quarter in 2003. The Company had a loss of ($25) in the quarter in 2004 compared to a loss of ($28,286) in the quarter in 2003. The loss per share was nominal in the quarter in 2004 and 2003.

     The trend of operating losses is expected to continue indefinitely until and unless the Company is able to generate or develop business revenues for which there is no assurance.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had no cash capital at the end of the period and current liabilities exceeded current assets by $2,964,204. The company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

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

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, March 31, 2004, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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