Form 10QSB
period 2004-09-30
MIND2MARKET INC
filed 2004-11-19
CIK 1076044

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                 Commission File Number
- -----------------                                 ----------------------
September 30, 2004                                        000-28711


                               MIND2MARKET, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


            Colorado                                     84-1361341
- --------------------------------                        -------------------
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

                  37,016,457 common shares as of September 30, 2004

                                MIND2MARKET, INC.

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s





                            ACCOUNTANTS REVIEW REPORT




Board of Directors
Mind2Market, Inc.
Denver, CO


We have reviewed the accompanying balance sheet of Mind2Market for September 30, 2004 and the related statement of operations for the three and nine months ended September 30, 2004 and 2003 and cash flows for the nine-months ended September 30, 2004 and 2003, included in the accompanying Securities and Exchange Commission Form 10QSB for the period ended September 30, 2004. These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plan in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

A previous auditor previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In their report dated August 20, 2004, they expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2004 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Michael Johnson & Co., LLC
November 16, 2004
/s/Michael Johnson & Co., LLC



                               MIND2MARKET, INC.
                                 Balance Sheets
                                  (Uanudited)


                                                                                  September 30,     December 31,
                                                                                     2004              2003
                                                                              --------------        -------------

ASSETS

   Current Assets:
      Cash                                                                            $ 383                  $ -
                                                                              --------------        -------------

          Total Current Assets                                                          383                    -
                                                                              --------------        -------------

   Fixed Assets:
      Computers & Equipment                                                         141,445              141,445
      Less Accumulated Depreciation                                                (141,445)            (141,445)
                                                                              --------------        -------------

         Total Fixed Assets                                                               -                    -
                                                                              --------------        -------------

   Other Assets:
      Patents                                                                        63,319               63,319
      Less Accumulated Amortization                                                 (16,781)             (16,781)
                                                                              --------------        -------------

         Total Other Assets                                                          46,538               46,538
                                                                              --------------        -------------

TOTAL ASSETS                                                                       $ 46,921             $ 46,538
                                                                              ==============        =============

LIABILITIES & STOCKHOLDERS' EQUITY

     Current Liabilities:
        Accounts Payable                                                          $ 215,935            $ 940,097
        Accruals                                                                          -              369,633
       Advances Payable - Stockholder and others                                     95,000            1,648,449
                                                                              --------------        -------------

Total Current Liabilities                                                           310,935            2,958,179
                                                                              --------------        -------------

Stockholders' Equity (Deficit)

      Preferred Stock, $.10 par value, 5,000,000 shares authorized
         none issued.                                                                                          -
     Common Stock, $.0001 par value, 50,000,000 shares authorized
         37,625,123 shares issued and outstanding in 2004 and 2003 (see note 3)       3,763                3,763
    Additional Paid-In Capital                                                    2,667,036            2,667,036
    Accumulated deficit                                                          (2,934,813)          (5,582,440)
                                                                              --------------        -------------

Total Stockholders' Equity (Deficit)                                               (264,014)          (2,911,641)
                                                                              --------------        -------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                           $ 46,921             $ 46,538
                                                                              ==============        =============

See Accountants Review Report



                               MIND2MARKET, INC.
                            Statement of Operations
                                  (Unaudited)


                                                            Three-Months Ended                      Nine-Months Ended
                                                               September 30,                           September 30,
                                                         2004                2003               2004                2003
                                                         ----                ----               ----                ----

Revenue:
     Sales                                                 $ -                  $ -                $ -                 $ -
                                                    ----------           ----------          ---------          ----------
Total Income                                                 -                    -                  -                   -
                                                    ----------           ----------          ---------          ----------
Costs and Expenses:
     Adminstrative Expenses                              9,722               26,226             10,077              80,815
                                                    ----------           ----------          ---------          ----------
Total Operating Expenses                                 9,722               26,226             10,077              80,815
                                                    ----------           ----------          ---------          ----------
Other Expense/Income:
     Forgiveness of Debt                             2,657,704                    -          2,657,704                   -
                                                    ----------           ----------         ----------          ----------
Total Other Expense/Income                           2,657,704                    -          2,657,704                   -
                                                    ----------           ----------         ----------          ----------
Net Gain/(Loss)                                     $2,647,982            $ (26,226)        $2,647,627           $ (80,815)
                                                    ==========           ==========         ==========          ==========
Per Share Information:

     Weighted average number
     of common shares outstanding                   37,625,123           37,625,123         37,625,123          37,625,123
                                                    ----------           ----------         ----------          ----------
Net Loss per common share                               $ 0.07                (*)               $ 0.07               (*)
                                                    ==========           ==========         ==========          ==========
* Less than $.01

See Accountants Review Report



                               MIND2MARKET, INC.
                         Stockholders' Equity (Deficit)
                               September 30, 2004

                                  (Unaudited)

                                                                                              Deficit
                                                COMMON STOCKS              Additional       Accum. During        Total
                                                                            Paid-In         Development           Stockholders'
                                         # of Shares        Amount          Capital            Stage            Equity
                                         -----------        ------          -------            -----            ------

Balance - January 1, 2001                  29,035,790         $2,904         $ 979,787        $(2,062,788)     $(1,080,097)

Issuance of stock for cash                    532,000             53           132,947                  -          133,000
Issuance of stock for services                666,667             67           166,600                  -          166,667
Issuance of stock for UINFO                 3,000,000            300           749,700                  -          750,000
Fair Value of Options                               -              -            83,008                  -           83,008
Issuance of stock for services              1,632,000            163           417,337                  -          417,500
Net Loss for Year                                   -              -                 -         (2,951,551)      (2,951,551)
                                           ----------        -------         ---------        -----------       ----------
Balance - December 31, 2001                34,866,457          3,487         2,529,379         (5,014,339)      (2,481,473)
                                           ----------        -------         ---------        -----------       ----------
Issuance of stock for cash                    550,000             55            27,445                  -           27,500
Issuance of stock for services              1,600,000            160            79,840                  -           80,000
Issuance of stock for services                608,666             61            30,372                  -           30,433
Net Loss for Year                                   -              -                 -           (424,155)        (424,155)
                                           ----------        -------        ----------        -----------       ----------
Balance - December 31, 2002                37,625,123          3,763         2,667,036         (5,438,494)      (2,767,695)
                                           ----------        -------        ----------        -----------       ----------
Net Loss for Year                                   -              -                 -           (143,946)        (143,946)
                                           ----------        -------        ----------        -----------       ----------
Balance - December 31, 2003                37,625,123          3,763         2,667,036         (5,582,440)      (2,911,641)
                                           ----------        -------        ----------        -----------       ----------
Net Gain for Period                                 -              -                 -          2,647,627        2,647,627
                                           ----------        -------        ----------        -----------       ----------
Balance - September 30, 2004               37,625,123        $ 3,763        $2,667,036        $(2,934,813)      $ (264,014)
                                           ==========        =======        ==========        ===========       ==========

See Accountants Review Report



                               MIND2MARKET, INC.
                            Statements of Cash Flow
                                  (Unaudited)

                                Indirect Method


                                                                                               Nine-Months Ended
                                                                                                 September 30,
                                                                                           2004                 2003
                                                                                           ----                 ----

Cash Flows from Operating Activities:

     Net Gain/(Loss)                                                                      $2,647,627             $ (80,815)
     Stock issued for services                                                                     -                     -
     Depreciation & Amortization                                                                   -                 2,350
    Adjustments to reconcile net loss to cash used
        by operating activities
     (Decrease) increase in accounts payable & accrued expenses                           (1,093,795)               77,062
                                                                                          ----------             ---------
Net Cash Used in Operating Activities                                                      1,553,832                (1,403)
                                                                                          ----------             ---------
     Purchase of fixed and other assets                                                            -                     -
                                                                                          ----------             ---------
Net Cash Used for Investing Activities                                                             -                     -
                                                                                          ----------             ---------
Cash Flows from Financing Activities:

     Proceeds from stock issuance                                                                  -                     -
     Payments on notes payable                                                            (1,553,449)
     Proceeds from notes payable                                                                   -                 1,228
                                                                                          ----------             ---------
Net Cash Provided by Financing Activities                                                 (1,553,449)                1,228
                                                                                          ----------             ---------
Net Increase in Cash & Cash Equivalents                                                          383                  (175)

Beginning Cash & Cash Equivalents                                                                  -                   176
                                                                                          ----------             ---------
Ending Cash & Cash Equivalents                                                                 $ 383                   $ 1
                                                                                          ==========             =========
SUPPLEMENTAL DISCLOSRUE OF CASH FLOW INFORMATION
     Cash paid for interest                                                                      $ -                   $ -
                                                                                          ==========             =========
     Cash paid for Income Taxes                                                                  $ -                   $ -
                                                                                          ==========             =========
NON-CASH TRANSACTIONS
     Common stock issued for services                                                            $ -                   $ -
                                                                                          ==========             =========

See Accountants Review Report

                                MIND2MARKET, INC
                          Notes to Financial Statements
                               September 30, 2004
                                   (Unaudited)





Note 1 - Presentation of Interim Information:

In the opinion of the management of Mind2Market, Inc. the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2004 and the results of operations for the three and nine months ended September 30, 2004 and 2003, and cash flows for the nine-months ended September 30, 2004 and 2003. Interim results are not necessarily indicative of results for a full year.

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


Note 3 - Forgiveness of Debt:

In September 2004 shareholders and others advanced the Company $95,000 to pay the indebtness of the Company. These funds were used to settle the outstanding debts amounting to $2,752,704, which were released upon payment of the funds advanced to the Company. The Company also agreed to issue 1,000,000 shares to Doug Webber to settle compensation claims, 1,000,000 shares to M.O. Hill for previous advances and a total of 9,749,900 shares to entities advancing cash to settle debt. The Company agreed to issue 250,000 shares of common stock to Redgie Green in consideration of his agreeing to serve as a director of the Company. Such issuances were authorized September 30, 2003 but not issued for several weeks thereafter.

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

                  (e)      failure to achieve business;

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2004 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2003

     The Company had no revenues for the period in 2004 and no revenues in the period in 2003. The Company incurred $9,722 in expenses for the quarter in 2004 compared to only $26,226 in expenses for the same period in 2003. The Company has incurred a net gain of $2,657,704 for the period in 2004 and a net loss of ($26,226) for the period in 2003. The operating loss per share for the quarter was nominal in 2004 and 2003.

     The Company had extraordinary income from forgiveness of debt in the period of $2,657,704 or $.01 per share.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO SAME PERIOD IN 2003

     The Company had no revenues for the period ended September 30, 2004 and none in the same period in 2003. The Company incurred $10,077 in expenses in the period in 2004 compared to $80,815 in expenses in the period in 2003. The loss on operations was ($10,077) and ($80,815) in the period in 2004 and 2003 respectively. The operating loss per share was nominal in the period in 2004 and in 2003.


     The Company had extraordinary income from forgiveness of debt in the period of $2,657,704 or $.01 per share.

     The Company expects the trend of losses to continue into the forseeable future and at the same or greater rate, as the Company seeks to achieve a business.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had $383 cash capital at the end of the period and current liabilities exceeded current assets by $310,600. The company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

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

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, September 30, 2004, the Company had carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. Sarbanes Oxley had not become effective at such date.

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

Item 2. Changes in Securities.
- - ------------------------------

        The Company issued 1,000,000 restricted shares in settlement of salary claims in October 2004 as an exempt transaction under Section 4 (6) of the Securities Act of 1933. The Company issued _______________________.

Item 3. Defaults Upon Senior Securities.
- - ----------------------------------------

         (Not applicable)

Item 4. Submission of Matters to a Vote of Security Holders.
- - ------------------------------------------------------------

     The Company submitted the following matters to security holders which all were approved by a majority of the shareholders holding outstanding shares in the Company:

1. To elect three directors to hold office until the next annual meeting of shareholders and qualification of their respective successors.

2. To ratify the appointment of Michael Johnson & Co. as Independent Accountants for the annual period ending December 31, 2004.

3. To change the Company's name to a name to be determined by the Board of Directors.

4. To authorize a reverse split of the Company's common stock on a basis of up to one for fifty. Fractional shares will be rounded up to the next whole share.

The actions were approved on October 20, 2004.

Item 5. Other Information.
- - --------------------------

         (Not applicable)

Item 6. Exhibits and Reports on Form 8-K.
- - -----------------------------------------

         (a) Exhibits

          32    Sarbanes-Oxley Certification
          33    Sarbanes-Oxley Certification

         (b) Reports on Form 8-K

             August 19, 2004

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 16, 2004

                                              MIND2MARKET, INC.


                                              /s/ James Clark
                                              -----------------------------
                                              James Clark, CEO