Form 10QSB/A
period 2004-09-30
MIND2MARKET INC
filed 2004-11-23
CIK 1076044

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
                                                                              ==============        =============

See Accountants Review Report



                               MIND2MARKET, INC.
                            Statement of Operations
                                  (Unaudited)


                                                            Three-Months Ended                      Nine-Months Ended
                                                               September 30,                           September 30,
                                                         2004                2003               2004                2003
                                                         ----                ----               ----                ----

Revenue:
     Sales                                                 $ -                  $ -                $ -                 $ -
                                                    ----------           ----------          ---------          ----------
Total Income                                                 -                    -                  -                   -
                                                    ----------           ----------          ---------          ----------
Costs and Expenses:
     Administrative Expenses                             9,722               26,226             10,077              80,815
                                                    ----------           ----------          ---------          ----------
Total Operating Expenses                                 9,722               26,226             10,077              80,815
                                                    ----------           ----------          ---------          ----------
Other Expense/Income:
     Forgiveness of Debt                             2,657,704                    -          2,657,704                   -
                                                    ----------           ----------         ----------          ----------
Total Other Expense/Income                           2,657,704                    -          2,657,704                   -
                                                    ----------           ----------         ----------          ----------
Net Gain/(Loss)                                     $2,647,982            $ (26,226)        $2,647,627           $ (80,815)
                                                    ==========           ==========         ==========          ==========
Per Share Information:

     Weighted average number
     of common shares outstanding                   37,625,123           37,625,123         37,625,123          37,625,123
                                                    ----------           ----------         ----------          ----------
Net Loss per common share                               $ 0.07                (*)               $ 0.07               (*)
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
                                           ==========        =======        ==========        ===========       ==========

See Accountants Review Report



                               MIND2MARKET, INC.
                            Statements of Cash Flow
                                  (Unaudited)

                                Indirect Method


                                                                                               Nine-Months Ended
                                                                                                 September 30,
                                                                                           2004                 2003
                                                                                           ----                 ----

Cash Flows from Operating Activities:

     Net Gain/(Loss)                                                                      $2,647,627             $ (80,815)
     Stock issued for services                                                                     -                     -
     Depreciation & Amortization                                                                   -                 2,350
    Adjustments to reconcile net loss to cash used
        by operating activities
     (Decrease) increase in accounts payable & accrued expenses                           (1,093,795)               77,062
                                                                                          ----------             ---------
Net Cash Used in Operating Activities                                                      1,553,832                (1,403)
                                                                                          ----------             ---------
     Purchase of fixed and other assets                                                            -                     -
                                                                                          ----------             ---------
Net Cash Used for Investing Activities                                                             -                     -
                                                                                          ----------             ---------
Cash Flows from Financing Activities:

     Proceeds from stock issuance                                                                  -                     -
     Payments on notes payable                                                            (1,553,449)
     Proceeds from notes payable                                                                   -                 1,228
                                                                                          ----------             ---------
Net Cash Provided by Financing Activities                                                 (1,553,449)                1,228
                                                                                          ----------             ---------
Net Increase in Cash & Cash Equivalents                                                          383                  (175)

Beginning Cash & Cash Equivalents                                                                  -                   176
                                                                                          ----------             ---------
Ending Cash & Cash Equivalents                                                                 $ 383                   $ 1
                                                                                          ==========             =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                                                                      $ -                   $ -
                                                                                          ==========             =========
     Cash paid for Income Taxes                                                                  $ -                   $ -
                                                                                          ==========             =========
NON-CASH TRANSACTIONS
     Common stock issued for services                                                            $ -                   $ -
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

Item 2. Changes in Securities.
- - ------------------------------


        The Company issued 1,000,000 restricted shares in settlement of salary claims in October 2004 as an exempt transaction under Section 4 (6) of the Securities Act of 1933. In October 2004 the Company issued 1,000,000 shares to a non'affiliate in satisfaction of previous advances to the Company as an exempt transaction under section 4(6) of the Securities Act of 1933.

     In October 2004, the Company issued 9,700,000 shares to non-affiliates in satisfaction of advances of funds to settle debt of $2,700,000 approximately, as exempt transaction under Section 4 (6) of the Securities Act of 1933. The Company agreed to issue 250,000 shares to Redgie Green for his services as director.


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

Date: November 16, 2004

                                              MIND2MARKET, INC.



                                              /s/ James Clark
                                              -----------------------------
                                              James Clark, CEO & CFO