Form 10KSB
period 2004-12-31
MIND2MARKET INC
filed 2005-04-19
CIK 1076044

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10KSB

                            Annual Report Pursuant to
                       The Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2004

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

Yes No X

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2004: $17,000 based upon a bid price of $.001 @ December 31, 2004.

Number of outstanding shares of the registrant's common stock, as of December 31, 2004: 39,625,123.

PART I                                                                     PAGE

     Item 1.   Description of Business                                         1
     Item 2.   Description of Property                                         2
     Item 3.   Legal Proceedings                                               3
     Item 4.   Submission of Matters to a Vote of Security Holders             3


PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters        3
     Item 6.   Management's Discussion and Analysis or Plan of Operation       4
     Item 7.   Financial Statements                                            6
     Item 8. Changes in and Disagreements With Accountants on Accounting 6 and Financial Disclosure
     Item 8a.  Controls and Procedures                                         6


PART III

     Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act               6
     Item 10.  Executive Compensation                                          9
     Item 11.  Security Ownership of Certain Beneficial Owners and Management 12
     Item 12.  Certain Relationships and Related Transactions                 13
     Item 13.  Exhibits and Reports on Form 8-K                               14
     Item 14.  Principal Accountant Fees and Services                         15

SIGNATURES                                                                    16

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

(8) NUMBER OF PERSONS EMPLOYED. As of December 31, 2004, the Company had three Officers,; CEO, James R. Clark; and Secretary/Treasurer, Charles H. Jacobson who devote minimal time to the Company. The Company also relies on consulting and contract services for much of its development and administrative effort.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

Certain matters were submitted to shareholders for approval in October 2004.

 In October 2004,Shareholders approved a pro-rata reverse split of the issued and outstanding common stock, by which each fifty shares would become one share. Fractional shares will be rounded up to the next whole share. The effective date of the reverse split will be April 18, 2005 with record date of April 16, 2005.

PART II

ITEM 5. MARKET FOR MIND2MARKET, INC.'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION
--------------------------------------------------------------------------------

As of December 31, 2004, there were 215 registered holders of shares of the outstanding common stock of the Company. The Company's common stock was traded on the "Over-the-Counter" Bulletin Board market from June 2001 under the symbol MTMI through April 2002, but traded in the Pink Sheets for most of 2004 under symbol MTMI. It began trading on OTCBB again in fall of 2004. No dividends have been paid to shareholders to date and no assurance can be made that any dividends will ever be paid to shareholders.

Shareholders holding a majority of the shares voting in person or by proxy voted in favor of the proposals, thereby duly adopoting all of them. The reverse split and name change had not been effectuated @ year end 2004.

Prices shown are closing prices without adjustments, interdealer markups, commissions or discounts.

2003              High              Low
----              ----              ---

1st Quarter       No Quote Available
2nd Quarter       No Quote Available
3rd Quarter       .01               .01
4th Quarter       .01               .01

2004              High              Low
----              ----              ---

1st Quarter       .028              .005
2nd Quarter       .019              .004
3rd Quarter       .005              .001
4th Quarter       .01               .001


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company has no primary income source or operations at this time.

RESULTS OF OPERATIONS FOR YEAR ENDED DECEMBER 31, 2004 AS COMPARED TO PRIOR YEAR 2003.

     The Company had no revenues in year 2004 or 2003. The Company incurred limited expenses in 2004 since operations were minimal. The Company accrued or expended $10,077 in total expenses in 2004, compared to 2003 expenses of $143,946.

     The primary expenses in 2004 were accounting and administrative of $10,077, as compared to the expenses 2003 of $143,946 which were primarily interest on loans. The operating loss for 2004 was ($10,077) compared to ($143,946) in 2003. The operating loss per share was nominal in 2004 and ($.01) in 2003.

     The Company reached settlements with various debt holders in 2004 such that a total of $2,647,627 in debt was released and settled for $95,000 which money was advanced by a shareholder and issuance of 2,000,000 shares of common stock. This is treated as an extraordinary event, not as operating income.

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

     It has  accounts payable of $215,935 and no accruals.

     The Company's current assets $383 at December 31, 2004, were exceeded by its current liabilities, by $310,600.

     As of December 31, 2004, the Company has notes payable to shareholders or of the Company of $95,000, due on demand.

CAPITAL RESOURCES

      The primary capital resources of the Company are its common stock.

     As of the date of the annual report, the Company had no commitments for capital expenditures within the next year The Company has no capital with which to pay any expenses or debt.

      Cash Flows:
      ----------

      The Company has achieved no revenues to date.

     Need for Additional Financing. The Company does not have capital sufficient to meet the Company's cash needs, or to carryout business, including the costs of compliance with the continuing reports requirements of the Securities Exchange Act of 1934 estimated at $30,000. The Company will have to seek loans or equity placements to cover all cash needs. There is no assurance, however, that without funds it will ultimately allow registrant to pursue any business. The Company's needs for additio5nal financing are likely to increase substantially in the future for any business.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

None.

Item 8a Controls and Procedures
----------------------------------

Evaluation of Internal and Disclosure Controls
----------------------------------------------

     The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of December 31, 2004 (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

     There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2004 the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS AND SIGNIFICANT MEMBERS OF MANAGEMENT
-------------------------------------------------------------------------------

DIRECTORS

(a) As of January 1, 2005, the following persons are currently serving as directors of the Company. Certain information regarding each director is set forth below, including each individual's principal occupation, and the year in which the individual was elected a director of the Company or one of its predecessor companies. Prior directors terms expired December 31, 2004.

DIRECTORS



Name                          Age               Title       Term
----                          ---               -----       ----

Wesley Whiting                73                Director    Annual to 12/31/05

Redgie Green                  52                Director    Annual to 12/31/05

James Clark                   44                Director    Annual to 12/31/05




EXECUTIVE OFFICERS

At December 31, 2004, the executive officers of the Company were as follows:



NAME                       AGE      POSITION WITH COMPANY             TERM
----                      -----     ----------------------            -----

James R. Clark             44         Chairman of the Board
                                        & CEO                         Annual

Redgie Green               52         Secretary/Treasurer             Annual

(As of January 1, 2005, Redgie Green was appointed Secretary/Treasurer of the Company.)

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

REDGIE GREEN, age 51, Director, has been Secretary and Director of Dynadapt Systems, Inc. since 1998. Mr. Green has been co-owner and operator of Green's B&R Enterprises, a wholesale donut baker since 1983. He has been an active investor in small capital and high-tech adventures since 1987. Mr. Green was a director of Colorado Gold & Silver, Inc. in 2000. He was a director for Houston Operating Company in late 2004 until December 2004.

WESLEY F. WHITING, Director, age 73. Mr. Whiting was President, director, and Secretary of Berge Exploration, Inc. (1978-88) and President, Vice President, and director of NELX, Inc. (1994-1998), and was Vice President and director of Intermountain Methane Corporation (1988-91), and President of Westwind Production, Inc. (1997-1998). He was a director of Kimbell deCar Corporation from 1998, until 2000 and he has been President and a director of Dynadapt System, Inc. since 1998. He was a Director of Colorado Gold & Silver, Inc. from 1999 to 2000. He was President and director of Business Exchange Holding Corp. from 2000 to 2002 and Acquisition Lending, Inc. (2000 to 2002). He was director and Vice President of Utilitec, Inc, 1999 to 2002, and has been Vice President and director of Agro Science, Inc. since 2001. He was President and director of Premium Enterprises, Inc. From October 2002 to December 31, 2002. He was appointed Director and Secretary of BSA SatelLINK, Inc. in 2002. He has been President and Director of Fayber Group, Inc. since 2003. He has also been Director of Life USA, Inc. since 2003.


(e) Committees of the Board of Directors

The board of directors has no nominating, auditing committee or a compensation committee. Therefore, the selection of persons for election to the board of directors was neither independently made nor negotiated at arm's length.

ITEM 10. EXECUTIVE COMPENSATION

(a) Officer's Compensation

The following table sets forth the compensation by the Company of the President and the executive officers of the Company in 2004, for services in all capacities to the Company and its subsidiaries during the two fiscal years ended December 31, 2004.



                               ANNUAL COMPENSATION
                      -------------------------------------
                                                             OTHER     LONG-TERM
                                                             ANNUAL    AWARDS OF
NAME AND                            SALARY       BONUS    COMPENSATION   OPTIONS
PRINCIPAL POSITION       YEAR         ($)         ($)         ($)       (# SHS)
------------------   --------   -----------    ----------  ----------- ---------



James R. Clark           2003     40,000(settled)  0            0   3,000,000**
 Chairman & CEO          2004     20,000           0            0          0

Charles Jacobson         2003     150,000(waived)  0            0          0
  Secretary/Treasurer    2004     0                0            0     500,000**

Officers as a group      2002     43,000           0            0      0
                         2004     20,000

     * Only a portion of these salaries were actually paid...a large portion settled.


** Cancelled by executed releases.

 (b) Directors' Compensation

There is no awards committee for the Company at this time.


                     SUMMARY COMPENSATION TABLE OF DIRECTORS *
                             (To December 31, 2004)

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
Position               Fees ($)          Fees($)    Shares (#)   Options/SARs(#)
                                                                 (SHARES)
- ----------------------------------------------------------------------------------------------------------------


Charles        2003         0      0         0         0              0                   0         0
 Jacobson      2004         0      0         0         0              0                   0         0
Director**

James Clark    2003         0      0         0         0              0                   0         0
Director       2004         0      0         0         0              0                   0         0

Douglas        2003         0      0         0         0              0                   0         0
 Deckert       2004         0      0         0         0              0                   0         0
Director**

Douglas        2003         0      0         0         0              0                   0         0
 Webber        2004         0      0         0         0              0                   0         0
Director
(Resigned)


* Excludes compensation accrued or paid for services as an officer. **Term ended December 31, 2004

EMPLOYMENT AGREEMENTS

No ongoing employment agreements exist as of this date.

Options & Warrants

Unexpired Options were authorized and issued in 2001 pursuant to Board Action as shown below.

Note: All of these Options have been adjusted for the one for fifty reverse split effected pursuant to shareholders vote, but not completed until April 2005. The Option shares have been divided by 50 and the exercise price multiplied by 50.

                   Summary of Outstanding Options

                       Award
Issued To              Date          Amount/Price    Term         Effective Date
---------              ----          ------------    ----         --------------



Doug Deckert          12-03-01      20,000 @ $5.00 5 yrs           immediately

James Clark           12-03-01      40,000 @ $5.00 5 yrs           immediately


DynaCor Systems       12-03-01      40,000 @ $5.00 5 yrs           immediately


Global Network Media  12-03-01      40,000 @ $5.00 5 yrs           immediately

Chuck Jacobson        12-03-01      10,000 @ $5.00 5 yrs           immediately


Mike Novak            12-03-01      10,000 @ $5.00 5 yrs           immediately


Note: Excepting the Options to Mike Novak, the Company believes the other options were agreed to be cancelled by the holders

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

To the Company's knowledge, during the year ended December 31, 2004, Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were not fully complied with.

(a) The following table lists any person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) who, to the knowledge of the Company, was the beneficial owner as of December 31, 2004, of more than 5% of the outstanding voting shares of the Company. Unless otherwise noted, the owner has sole voting and dispositive power with respect to the securities.


   Title      Name and Address
     of        of Beneficial               Amount of    Percent Ownership
   Class        Owner                     Beneficial       of
                                           Interest(2)(3) Equity(1)
---------  ----------------------------  ------------  -----------
Common     James R. Clark*               11,313,628      28.5%

Common     H. Arthur Langer &**          11,523,928      28.5%
           Gloria G. Langer

Common     Global Network Media, Inc.     4,681,828      11.8%

Common     DynaCor Systems, Inc.          2,401,900      6%


(1) With respect to the common stock, percentages shown are based upon 39,625,123 shares of common stock actually outstanding as of December 31, 2004.

(2) Shares are shown before reverse split, one for fifty.

(3) Doesn not inclued Options which are subsequently being cancelled in 2005.

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

 (b) The following table sets forth as of December 31, 2004, the beneficial ownership of the Company's voting shares by all current directors and executive officers of the Company as a group. Unless otherwise indicated, each person listed below has sole voting and investment power over all shares beneficially owned by him.

                 Beneficial Ownership of Officers and Directors
                 (including option shares, if any)at December 31, 2004

      Title       Name of                             Amount and       Percent
        of        Beneficial                          Nature of        of
      Class       Owner                               Beneficial       Equity(1)
      -----       -----                               Ownership(2)(3)   -------
                                                      ---------
Common Stock    James R. Clark, Chairman & CEO         11,313,628        28.5%*

Common Stock    Charles Jacobson, Secretary/Treasurer   5,882,728        14.8%*
(Term expired in 2004)   & Director

Common Stock    Douglas Deckert, Director               5,402,428        13.6%*
(Term expired in 2004)


                                                           --------------------
                Officers and Directors as a Group      22,598,784        56.9%
                at December 31, 2004

(1) With respect to the common stock, percentages shown are based upon 39,625,123 shares of common stock actually outstanding as of December 31, 2004.

(2) Shares are shown before reverse split, one for fifty.

(3) Does not include Options subsequently being cancelled in 2005.


* James Clark, Charles H. Jacobson, and Doug Deckert are all Directors of Global Network Media, Inc., which owns 4,681,828 shares (11.8%) included in each of their beneficial ownership amounts. James Clark is also a Director of DynaCor Systems, Inc., which owns 2,401,900 shares that are included in his beneficial amount.

Note: New Directors as of January 1, 2005 Wesley F. Whiting and Redgie Green owned no shares of stock as of December, 2004, except that Wesley F. Whiting owned 350,000 shares through Agro Science, Inc. or .8% of the Company.

New Directors as of January 1, 2005
-----------------------------------

Name of Beneficial Owner        Amount and Nature of   Percent of Equity
-----------------------         Beneficial Ownership   -----------------
                                --------------------
Wesley F. Whiting               350,000                 .8%
(Indirectly through
Agro Science, Inc.)

James R. Clark                  11,313,628              28.5%
(See * above)

Redgie Green                    0                       0

Officers and Directors          11,663,628              29.4%
as a group


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Doug Webber, former President and director, settled salary and Option claims for payment of $10,000 and issuance of 1,000,000 shares of common stock.

PART IV

ITEM 13. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules. The following financial statements and schedules for Mind2Market, Inc. as of December 31, 2004 are filed as part of this report.

(1) Financial statements of Mind2Market, Inc.




                                                                      Page


Contents to Financial Statements

Independent Auditor's Report for years ended
December 31, 2003 and 2004                                            F-1

Consolidated Balance Sheet at end of December 31, 2004                F-2

Consolidated Statement of Operations at end of December 31, 2004      F-3

Consolidated Statement of Cash Flows at end of December 31, 2004      F-4

Consolidated Statement of Stockholders' Equity at end of
December 31, 2004                                                     F-5

Notes to the Consolidated Financial Statements                        F-6-F-8

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

* Incorporated by Reference as filed with the Securities & Exchange Commission on December 29, 1999 under file #000-28711.

(c) Reports on Form 8-K filed during the fiscal year ended December 31, 2004. (incorporated by reference):

              8K Filed August 19, 2004

Item 14. Principal Accountant Fees and Services
- -------------------------------------------------------
General. Michael Johnson & Co., LLC, CPAs ("MJC") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining MJC's independence.

     Audit Fees. In 2004 MJC was retained by the Company at $5,000 for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended December 31, 2004 and 2003 and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended March 31, 2004, June 30, 2004 and September 30, 2004. MJC has been paid an additional $5,000 for the 2004 audits and for reviews of 2003/2004 Q's.

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

DATE: April 14, 2005
MIND2MARKET, INC.

by:/s/James Clark, CEO
James Clark, CEO

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  April 14, 2005

/s/James R. Clark, Chairman & CEO
------------------------
James R. Clark, Chairman & CEO

/s/Redgie Green, Secretary, Treasurer & Director
------------------------
Redgie Green, Secretary, Treasurer & Director

/s/ Weslely Whiting, Director
------------------------
Wesley Whiting, Director

                               MIND2MARKET, INC.
                         INDEX OF FINANCIAL STATEMENTS



                                                                          Pages

Auditors Report                                                              F-1

Balance Sheets                                                               F-2

Statements of Operations                                                     F-3

Statements of Changes in Stockholders Deficit                                F-4

Statements of Cash Flows                                                     F-5

Notes to Financial Statements                                          F-6 - F-8

                                MIND2MARKET, INC.


                              FINANCIAL STATEMENTS

                                December 31, 2004

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s




                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Mind2Market, Inc.
Denver, CO


We have audited the accompanying consolidated balance sheets of Mind2Market, Inc., as of December 31, 2004 and 2003, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits "in accordance with standards of the Public Company Accounting Oversight Board (United States)" as outlined in PCAOB Auditing Standard No. 1.. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mind2Market, Inc., as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operation. The Company lost $2,934,813 from operations through December 31, 2004. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Denver, Colorado
April 18, 2005
/s/Michael Johnson & Co., LLC


                                  MIND2MARKET
                                Balance Sh3eets
                                  December 31,



                                                                                            2004                 2003
                                                                                       ----------------      --------------

ASSETS;
Current Assets:
    Cash                                                                                         $ 383                $ -
    Accounts Receivable                                                                              -                  -
                                                                                       ----------------      --------------

        Total Current Assets                                                                       383                  -
                                                                                       ----------------      --------------

Fixed Assets:
     Computers & Equipment                                                                     141,445            141,445
     Less Accumulated Depreciation                                                            (141,445)          (141,445)
                                                                                       ----------------      --------------

          Total Fixed Assets                                                                         -                  -
                                                                                       ----------------      --------------

Other Assets:
     Patents                                                                                    63,319             63,319
     Less Accumulated Amortization                                                             (16,781)           (16,781)
                                                                                       ----------------      --------------

          Total Other Assets                                                                    46,538             46,538
                                                                                       ----------------      --------------

TOTAL ASSETS                                                                                  $ 46,921           $ 46,538
                                                                                       ================      ==============


LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts Payable                                                                         $ 215,935           $940,097
    Accruals                                                                                         -            369,633
    Notes Payable                                                                               95,000          1,648,449
                                                                                       ----------------      --------------

        Total Current Liabilties                                                               310,935          2,958,179
                                                                                       ----------------      --------------

 Stockholders Equity:
    Preferred Stock, $.10 par value, 5,000,000 shares authorized                                     -                  -
       None issued.
    Common stock, $.0001 par value, 50,000,000 shares authorized                                 3,763              3,763
        37,625,123 shares issued and outstanding 2003 and 2002.
    Additional Paid-In Capital                                                               2,667,036          2,667,036
    Accumulated deficit                                                                     (2,934,813)        (5,582,440)
                                                                                       ----------------      --------------

        Total Stockholders' Equity                                                            (264,014)        (2,911,641)
                                                                                       ----------------      --------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                                      $ 46,921           $ 46,538
                                                                                       ================      ==============

The accompanying notes are an intergral part of these financial statements.



                               MIND2MARKET, INC.
                            Statements of Operations
                        For the Year Ended December 31,





                                                                      2004                  2003
                                                                 ----------------      ----------------

Revenue:
    Sales                                                                    $ -                   $ -
                                                                 ----------------      ----------------

Total Income                                                                   -                     -
                                                                 ----------------      ----------------

Operating Expenses:
     Administrative Expenses                                              10,077               143,946
                                                                 ----------------      ----------------

Total Expenses                                                            10,077               143,946
                                                                 ----------------      ----------------

Other Expense/Income:
     Forgiveness of Debt                                               2,657,704                     -
                                                                 ----------------      ----------------

Total Other Expense/Income                                             2,657,704                     -
                                                                 ----------------      ----------------

Net Income/(Loss)                                                      2,647,627              (143,946)
                                                                 ----------------      ----------------

Per Share Information:

     Weighted average number
     of common shares outstanding                                     37,265,123            37,265,123
                                                                 ----------------      ----------------

Net Loss per common share                                                $ 0.07                    (*)
                                                                 ================      ================

* Less than $.01

The accompanying notes are an intergral part of these financial statements.



                               MIND2MARKET, INC.
                         Stockholders' Equity (Deficit)
                               December 31, 2004


                                                   COMMON STOCKS                  Additional                               Total
                                                                                   Paid-In             Accumulated     Stockholders'
                                            # of Shares         Amount             Capital               Deficit          Equity
                                            -----------         ------             -------               -------           ------

Balance - January 1, 2001                      29,035,790         $ 2,904            $ 979,787           $(2,062,788)   $(1,080,097)

Issuance of stock for cash                        532,000              53              132,947                     -        133,000
Issuance of stock for services                    666,667              67              166,600                     -        166,667
Issuance of stock for UINFO                     3,000,000             300              749,700                     -        750,000
Fair Value of Options                                   -               -               83,008                     -         83,008
Issuance of stock for services                  1,632,000             163              417,337                     -        417,500
Net Loss for Year                                       -               -                    -            (2,951,551)    (2,951,551)
                                               ----------         -------           ----------           -----------     -----------
Balance - December 31, 2001                    34,866,457           3,487            2,529,379            (5,014,339)    (2,481,473)
                                               ----------         -------           ----------           -----------     -----------
Issuance of stock for cash                        550,000              55               27,445                     -         27,500
Issuance of stock for services                  1,600,000             160               79,840                     -         80,000
Issuance of stock for services                    608,666              61               30,372                     -         30,433
Net Loss for Year                                       -               -                    -              (424,155)      (424,155)
                                               ----------         -------           ----------           -----------     -----------
Balance - December 31, 2002                    37,625,123           3,763            2,667,036            (5,438,494)    (2,767,695)
                                               ----------         -------           ----------           -----------     -----------
Net Loss for Year                                       -               -                    -              (143,946)      (143,946)
                                               ----------         -------           ----------           -----------     -----------
Balance - December 31, 2003                    37,625,123           3,763            2,667,036            (5,582,440)    (2,911,641)
                                               ----------         -------           ----------           -----------     -----------
Net Loss for Year                                       -               -                    -             2,647,627      2,647,627
                                               ----------         -------           ----------           -----------     -----------
Balance - December 31, 2004                    37,625,123         $ 3,763           $2,667,036           $(2,934,813)    $ (264,014)
                                               ==========         =======           ==========           ===========     ===========

The accompanying notes are an intergral part of these financial statements.



                               MIND2MARKET, INC.
                             Statements of Cash Flow
                        For the Year Ended December 31,

                                Indirect Method

                                                                                                2004                     2003
                                                                                          -----------------        -----------------

Cash Flows from Operating Activities:

     Net Income/(Loss)                                                                       $ 2,647,627                 $ (143,946)
    Stock issued for services                                                                        -                            -
     Depreciation & Amortization                                                                     -                       22,175
     Adjustments to reconcile net loss to cash used
        by operating activities
     (Increase) decreasse in accounts receivable                                                     -                        8,400
     (Decrease) increase in accounts payable and accrued expenses                             (1,093,795)                   131,712
                                                                                          -----------------        -----------------

Net Cash Used by Operating Activities                                                          1,553,832                     18,341
                                                                                          -----------------        -----------------


Cash Flows from Financing Activities:

     Proceeds from stock issuance                                                                    -                            -
     Payments of notes payable                                                                (1,553,449)                   (18,517)
     Proceeds from notes payable                                                                     -                            -
                                                                                          -----------------        -----------------

Net Cash Provided by Financing Activities                                                     (1,553,449)                   (18,517)
                                                                                          -----------------        -----------------

Net Increase in Cash & Cash Equivalents                                                              383                       (176)

Beginning Cash & Cash Equivalents                                                                    -                          176
                                                                                          -----------------        -----------------

Ending Cash & Cash Equivalents                                                                     $ 383                        $ -
                                                                                          =================        =================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                                      $ 8,275                    $ 8,275
                                                                                          =================        =================
     Cash paid for Income Taxes                                                                    $ -                          $ -
                                                                                          =================        =================

NON-CASH TRANSACTIONS
     Common stock issued for services                                                           $ 49,907                   $ 49,907
                                                                                          =================        =================

The accompanying notes are an intergral part of these financial statements.

                                MIND2MARKET, INC.
                          Notes to Financial Statements
                                December 31, 2004


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

                                MIND2MARKET, INC.
                          Notes to Financial Statements
                                December 31, 2004


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

Deferred tax assets
         Net operating loss carryforwards                           $ 2,934,813
         Valuation allowance                                         (2,934,813)
                                                                   -------------
         Net deferred tax assets                                    $        0
                                                                   =============

At December 31, 2004, the Company had net operating loss carryforwards of approximately $2,934,813 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2010.

Note 3 - Going Concern:

The Company's financial statements have been prepared on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $310,552.

The Company has not earned any revenue from operations in 2004. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital to achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

Note 4 - Capital Stock Transactions:

The authorized capital stock of the Company is 50,000,000 shares of common stock at $.0001 par value and 5,000,000 shares of preferred stock at $.10 par value. The Company issued no shares of stock in 2004.

Note 5 - Segment Information

Mind2Market, Inc. operates primarily in a single operating segment, business-to business internet applications.

                                MIND2MARKET, INC.
                          Notes to Financial Statements
                                December 31, 2004


Note 6 - Note Payable - Related Parties:

On December 31, 2004 the Company had the following Notes Payable:

         Note payable to GNM for payment of Consulting
         contract, bearing interest at 10%, due upon demand.        $    10,000

         Note payable to Dynacor for payment of Consulting
         contract, bearing interest at 10%, due upon demand.             10,000

         Note payable to Douglas Webber for payment of
         company debts, bearing interest at 10%, due upon demand.        10,000

         Note payable to James Clark for payment of company
         debts, bearing interest at 10%, due upon demand.                10,000

         Note payable to C.H. Jacobson for payment of company
         debts, bearing interest at 10%, due upon demand.                14,000

         Note payable to UINFO for payment of consulting
         fees, bearing no interest, due upon demand.                     20,000

         Note payable to Langer for patent, bearing no
         interest, due upon demand.                                       4,000

         Note payable to Doug Deckert for payment of company
         debt, bearing no interest, due upon demand.                      4,000

         Note payable to Ron Powell for payment of consulting
         fees, bearing no interest, due upon demand.                      3,000

         Note payable to Hill for patent, bearing no
         interest, due upon demand.                                      10,000

         Note payable to Ron Powell for payment of Consulting
         contract, bearing interest at 10%, due upon demand.              3,000
                                                                         -------

                                    Total Notes Payable            $     95,000
                                                                    ============

In the year 2002, Douglas Webber, C.H. Jacobson and James Clark paid Company expenses and advanced the Company funds. These note holders are Officers of the Company and considered to be related parties.