Form 10KSB/A
period 2004-12-31
MIND2MARKET INC
filed 2005-05-10
CIK 1076044

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10KSB/A

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

The Company had entered into an agreement with UINFO, a US-based subsidiary of a foreign firm, to develop a digital data distribution system for the exclusive use of the Company. UINFO has agreed to develop a software system to distribute music electronically and handle the accounting work resulting from these sales. For the software, the Company had agreed to pay UINFO $1.5 million and to issue 2 million shares of stock to UINFO which stock has been issued. Under the Agreement the Company would have exclusive rights to this software,
and  would  pay  UINFO  10%  of  advertising   funds   generated  by  using  the
UINFO-designed software. The corporations are not partners, nor are they participating in a joint venture. Due to delays in funding, the Company issued additional shares to UINFO ( 3 million) in lieu of some of the cash payment, but the balance of the cash payment was not made and the development contract in default. In 2004, the Company settled the contract balance and cancelled it for payment of $20,000 and receipt of a release.


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


(8) NUMBER OF PERSONS EMPLOYED. As of December 31, 2004, the Company had one Officer, CEO, James R. Clark, who devotes minimal time to the Company.


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


 In October 2004,Shareholders approved a pro-rata reverse split of the issued and outstanding common stock, by which each fifty shares would become one share. Fractional shares will be rounded up to the next whole share. The effective date of the reverse split was April 19, 2005 with record date of April 16, 2005.

PART II

ITEM 5. MARKET FOR MIND2MARKET, INC.'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION
--------------------------------------------------------------------------------


As of December 31, 2004, there were 2228 registered holders of shares of the outstanding common stock of the Company. The Company's common stock was traded on the "Over-the-Counter" Bulletin Board market from June 2001 under the symbol MTMI through April 2002, but traded in the Pink Sheets for most of 2004 under symbol MTMI. It began trading on OTCBB again in fall of 2004. No dividends have been paid to shareholders to date and no assurance can be made that any dividends will ever be paid to shareholders. The new symbol, post reverse split, is MTMK.OB.

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

     The Company reached settlements with various debt holders in 2004 such that a total of $2,647,627 in debt was released and settled for $95,000 of which $88,000 was advanced by a shareholder and issuance of 2,000,000 shares of common stock. This is treated as an extraordinary event, not as operating income.

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

     It has  accounts payable of $188,935 and no accruals.

     As of December 31, 2004, the Company has notes payable to shareholders of the Company of $95,000, due on demand.

     The Company's current assets $383 at December 31, 2004, were exceeded by its current liabilities, by $283,600 approximately.



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


Going Concern Qualification:

The auditors of the Company included in their report, a "Going Concern Qualification" indicating that the Company does not appear to have sufficient resources and cash flows to overcome its debts and have any continuing business.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

None.

Item 8a Controls and Procedures
----------------------------------

Evaluation of Internal and Disclosure Controls
----------------------------------------------


     The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of December 31, 2004 and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of December 31, 2004.

     There were no changes in internal controls or in other factors that could affect internal controls subsequent to December 31, 2004, the most recent evaluation of such, including any corrective actions with regard to deficiencies and material weaknesses.


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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operation. The Company lost $2,981,351 from operations through December 31, 2004. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Denver, Colorado
April 29, 2005


                               MIND2MARKET, INC.
                                 Balance Sheets
                                  December 31,


                                                                                            2004                 2003
                                                                                       ----------------      --------------

ASSETS;
Current Assets:
    Cash                                                                                         $ 383                 $ -
    Accounts Receivable                                                                              -                   -
                                                                                       ----------------      --------------

        Total Current Assets                                                                       383                   -
                                                                                       ----------------      --------------

Fixed Assets:
     Computers & Equipment                                                                    141,445              141,445
     Less Accumulated Depreciation                                                           (141,445)            (141,445)
                                                                                       ----------------      --------------

          Total Fixed Assets                                                                         -                   -
                                                                                       ----------------      --------------

Other Assets:
     Patents                                                                                         -              63,319
     Less Accumulated Amortization                                                                   -             (16,781)
                                                                                       ----------------      --------------

          Total Other Assets                                                                         -              46,538
                                                                                       ----------------      --------------

TOTAL ASSETS                                                                                     $ 383            $ 46,538
                                                                                       ================      ==============


LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts Payable                                                                         $ 188,935            $940,097
    Accruals                                                                                         -             369,633
    Notes Payable                                                                               95,000           1,648,449
                                                                                       ----------------      --------------

        Total Current Liabilties                                                               283,935           2,958,179
                                                                                       ----------------      --------------

 Stockholders Equity:
    Preferred Stock, $.10 par value, 5,000,000 shares authorized                                     -                   -
       None issued.
    Common stock, $.0001 par value, 50,000,000 shares authorized                                 3,963               3,763
        39,625,123 shares issued and outstanding 2004 and
        37,625,123 shares issued and outstanding 2003
    Additional Paid-In Capital                                                               2,693,836           2,667,036
    Accumulated deficit                                                                     (2,981,351)         (5,582,440)
                                                                                       ----------------      --------------
        Total Stockholders' Equity                                                            (283,552)         (2,911,641)
                                                                                       ----------------      --------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                                         $ 383            $ 46,538
                                                                                       ================      ==============

The accompanying notes are an integral part of these financial statements.



                               MIND2MARKET, INC.
                            Statements of Operations
                        For the year Ended December 31,



                                                                      2004                  2003
                                                                 ----------------      ----------------

Revenue:
    Sales                                                                    $ -                   $ -
                                                                 ----------------      ----------------

Total Income                                                                   -                     -
                                                                 ----------------      ----------------

Operating Expenses:
     Administrative Expenses                                              10,077               143,946
                                                                 ----------------      ----------------

Total Expenses                                                            10,077               143,946
                                                                 ----------------      ----------------

Extraordinary Income/Expense:
     Forgiveness of Debt                                               2,657,704                     -
     Write-off Patents                                                   (46,538)                    -
                                                                 ----------------      ----------------

Total Extraordinary Income/Expense                                     2,611,166                     -
                                                                 ----------------      ----------------

Net Income/(Loss)                                                     $2,601,089             $(143,946)
                                                                 ================      ================

Per Share Information:

     Weighted average number
     of common shares outstanding                                     37,625,123            37,265,123
                                                                 ----------------      ----------------

Net Loss per common share                                                 $ 0.07                    (*)
                                                                 ================      ================

* Less than $.01

The accompanying notes are an integral part of these financial statements.



                               MIND2MARKET, INC.
                         Stockholders' Equity (Deficit)
                               December 31, 2004

                                                     COMMON STOCKS                 Additional                              Total
                                                                                    Paid-In            Accumulated     Stockholders'
                                              # of Shares         Amount            Capital              Deficit          Equity
                                              -----------         ------            -------              -------          ------


Balance - January 1, 2001                       29,035,790         $ 2,904            $ 979,787          $(2,062,788)   $(1,080,097)

Issuance of stock for cash                         532,000              53              132,947                    -        133,000
Issuance of stock for services                     666,667              67              166,600                    -        166,667
Issuance of stock for UINFO                      3,000,000             300              749,700                    -        750,000
Fair Value of Options                                    -               -               83,008                    -         83,008
Issuance of stock for services                   1,632,000             163              417,337                    -        417,500
Net Loss for Year                                        -               -                    -           (2,951,551)    (2,951,551)
                                                ----------         -------           ----------          -----------     -----------
Balance - December 31, 2001                     34,866,457           3,487            2,529,379           (5,014,339)    (2,481,473)
                                                ----------         -------           ----------          -----------     -----------
Issuance of stock for cash                         550,000              55               27,445                    -         27,500
Issuance of stock for services                   1,600,000             160               79,840                    -         80,000
Issuance of stock for services                     608,666              61               30,372                    -         30,433
Net Loss for Year                                        -               -                    -             (424,155)      (424,155)
                                                ----------         -------           ----------          -----------     -----------
Balance - December 31, 2002                     37,625,123           3,763            2,667,036           (5,438,494)    (2,767,695)
                                                ----------         -------           ----------          -----------     -----------
Net Loss for Year                                        -               -                    -             (143,946)      (143,946)
                                                ----------         -------           ----------          -----------     -----------
Balance - December 31, 2003                     37,625,123           3,763            2,667,036           (5,582,440)    (2,911,641)
                                                ----------         -------           ----------          -----------     -----------
Issuance of stock for debt settlement            1,000,000             100               26,900                    -         27,000
Issuance of stock for services                   1,000,000             100                 (100)                   -             -
Net Profit for Year                                      -               -                    -            2,601,089      2,601,089
                                                ----------         -------           ----------          -----------     -----------
Balance - December 31, 2004                     39,625,123         $ 3,963           $2,693,836          $(2,981,351)    $ (283,552)
                                                ==========         =======           ==========          ===========     ===========

The accompanying notes are an integral part of these financial statements.


                               MIND2MARKET, INC.
                            Statements of Cash Flow
                        For the Year Ended December 31,

                                Indirect Method


                                                                                                2004                     2003
                                                                                          -----------------        -----------------

Cash Flows from Operating Activities:

     Net Income/(Loss)                                                                       $ 2,601,089                 $ (143,946)
    Stock issued for services                                                                     27,000                       -
     Depreciation & Amortization                                                                       -                     22,175
     Adjustments to reconcile net loss to cash used
        by operating activities
     (Increase) decreasse in accounts receivable                                                       -                      8,400
     (Decrease) increase in accounts payable and accrued expenses                             (1,032,795)                   131,712
                                                                                          -----------------        -----------------

Net Cash Used by Operating Activities                                                          1,595,294                     18,341
                                                                                          -----------------        -----------------


Cash Flows from Financing Activities:

     Proceeds from stock issuance                                                                      -                        -
     Payments of notes payable                                                                (1,641,449)                   (18,517)
     Write-off of Patents                                                                         46,538                        -
     Proceeds from notes payable                                                                       -                        -
                                                                                          -----------------        -----------------

Net Cash Provided by Financing Activities                                                     (1,594,911)                   (18,517)
                                                                                          -----------------        -----------------

Net Increase in Cash & Cash Equivalents                                                              383                       (176)

Beginning Cash & Cash Equivalents                                                                      -                        176
                                                                                          -----------------        -----------------

Ending Cash & Cash Equivalents                                                                     $ 383                       $ -
                                                                                          =================        =================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                                      $ 8,375                    $ 8,275
                                                                                          =================        =================
     Cash paid for Income Taxes                                                                      $ -                      $ -
                                                                                          =================        =================

NON-CASH TRANSACTIONS
     Common stock issued for services                                                           $ 88,000                   $ 49,907
                                                                                          =================        =================

The accompanying notes are an ntegral part of these financial statements.

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

Deferred tax assets
         Net operating loss carryforwards                           $ 2,981,351
         Valuation allowance                                         (2,981,351)
                                                                    ------------
         Net deferred tax assets                                    $         0
                                                                    ============

At December 31, 2004, the Company had net operating loss carryforwards of approximately $2,981,351 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2010.

Note 3 - Going Concern:

The Company's financial statements have been prepared on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $283,552.

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

Note 4 - Capital Stock Transactions:

The authorized capital stock of the Company is 50,000,000 shares of common stock at $.0001 par value and 5,000,000 shares of preferred stock at $.10 par value. The Company issued 2,000,000 shares of common stock in 2004.

Note 5 - Segment Information

Mind2Market, Inc. operated primarily in a single operating segment, business-to business internet applications, but in 2004 had no operations.

                                MIND2MARKET, INC.
                          Notes to Financial Statements
                                December 31, 2004


Note 6 - Note Payable - Related Parties:

On December 31, 2004 the Company had the following Notes Payable:


         Note payable to Doug Deckert for payment of company
         debt, bearing no interest, due upon demand.                    $ 4,000

         Note payable to shareholder for payment of company
         debt, bearing no interest, due upon demand.                     88,000

         Note payable to Ron Powell for payment of consulting
         fees, bearing no interest, due upon demand.                      3,000
                                                                       ---------

                                            Total Notes Payable        $ 95,000
                                                                        ========

These note holders are Shareholders of the Company but not considered to be related parties.

Note 7 - Extraordinary Income/Expense:

In 2004 debt holders agreed to forgive debts in the amount of $2,657,704 accrued by the company in 2002 and 2003 for company expenses in return for cash settlements provided by a note holder who advanced $88,000. The company determined that it was necessary to write-off its investment in patent applications due to its inability to complete the process and exploit the technology.