Form 10QSB
period 2005-03-31
MIND2MARKET INC
filed 2005-05-10
CIK 1076044

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                 Commission File Number
- -----------------                                 ----------------------
March 31, 2005                                         000-28711


                               MIND2MARKET, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


            Colorado                                     84-1361341
- --------------------------------                        -------------------
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

                  39,625,123 common shares as of March 31, 2005

                                MIND2MARKET, INC.

                              FINANCIAL STATEMENTS

                        THREE-MONTHS ENDED MARCH 31, 2005
                                   (UNAUDITED)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s



                           ACCOUNTANT'S REVIEW REPORT



Board of Directors
Mind2Market, Inc.
Denver, CO


We have reviewed the accompanying balance sheet of Mind2Market as of March 31, 2005 and the related statement of operations for the three-months ended March 31, 2005 and 2004 and the related cash flows for the three-months ended March 30, 2005 and 2004, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2005. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2004, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated May __, 2005, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2005 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Michael Johnson & Co., LLC
May 2, 2005
/s/Michael Johnson & Co., LLC



                                                    MIND2MARKET, INC.
                                                      Balance Sheets

                                                       (Unaudited)

                                                                        Three Months Ending       Year Ending
                                                                        March 31, 2005            December 31, 2004

ASSETS:

Current Assets:
     Cash                                                                        $ 351                    $ 383
     Accounts Receivable                                                             -                        -
                                                                         --------------------      --------------------
          Total Current Assets                                                     351                      383

Fixed Assets:
     Computers & Equipment                                                     141,445                  141,445
     Less Accumulated Depreciation                                            (141,445)                (141,445)
                                                                         --------------------      --------------------
          Total Fixed Assets                                                         -                        -

TOTAL ASSETS                                                                     $ 351                    $ 383
                                                                         ====================      ====================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                                                        $ 188,935                $ 188,935
     Notes Payable                                                              95,000                   95,000
                                                                         --------------------      --------------------
          Total Current Liabilities                                            283,935                  283,935

Stockholders' Equity (Deficit)
     Preferred stock: authorized 5,000,000 shares, $0.10 par value none issued.
     Common stock: authorized 50,000,000 shares, $0.0001 par value
        39,625,123 issued and outstanding at December and March                  3,963                    3,963
     Additional Paid in Capital                                              2,693,836                2,693,836
     Accumulated deficit                                                    (2,981,383)              (2,981,351)
                                                                         --------------------      --------------------
Total Stockholder's Equity                                                    (283,584)                (283,552)
                                                                         --------------------      --------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 351                    $ 383
                                                                         ====================      ====================

See accountants review report



                                MIND2MARKET, INC.
                            Statements of Operations
                                   (Unaudited)

                                                                                  Three Months Ending March 31
                                                                                     2005              2004
                                                                                  ---------------------------------------

Revenues:
     Sales                                                                                 $ -               $ -
     Cost of Goods Sold                                                                      -                 -
                                                                                  ---------------------------------------
Total Income                                                                                 -                 -

Costs and Expenses:
     Administrative & Overhead                                                               32               25
                                                                                  ---------------------------------------
Total Operating Expenses                                                                     32               25

Net Loss                                                                                   $(32)           $ (25)
                                                                                  ===============   ===============

Per Share Information
     Weighted average number                                                        39,625,123        37,625,123
     of common share outstanding                                                  ---------------------------------------

Net loss per common share                                                              *                 *

*  Less than $0.01


See accountants review report.


                                                    MIND2MARKET, INC.
                                                 Statements of Cash Flows
                                                       (Unaudited)
                                                     Indirect Method



                                                                                     Three Months Ended March 31

                                                                                        2005             2004
                                                                                        ----             ----
Cash Flows from Operating Activities
     Net Loss                                                                                $(32)          $ (25)
     Adjustments to reconcile net loss to cash used
     by operating activities
     (Decrease) Increase in accounts payable & accruals                                                (14,135.00)
                                                                                      ----------------------------------
Net Cash Used in Operating Activities                                                          (32)       (14,160)

Cash Flows from Investing Activities
     Purchase of fixed or other assets                                                         -           (6,000)
                                                                                      ----------------------------------
Net Cash Used for Investing Activities                                                         -           (6,000)

Cash Flows from Financing Activities
     Issuance of common stock
     Proceeds from notes payable                                                                           20,160
                                                                                      ----------------------------------
Net Cash Provided by Financing Activities                                                                  20,160

Net Increase in Cash & Cash Equivalents                                                        -                -

Beginning Cash & Cash Equivalents                                                            383                -
                                                                                      ----------------------------------
Ending Cash & Cash Equivalents                                                             $ 351              $ -
                                                                                      =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                                                                  $ -              $ -
                                                                                      =========       =========
     Cash paid for Income Taxes                                                              $ -              $ -
                                                                                      =========       =========

NON-CASH TRANSACTIONS
     Common stock issued for services                                                        $ -              $ -


                                                                                      =========       =========

See Accountants Review Report

              MIND2MARKET, INC.
        Stockholders' Equity (Deficit)
                March 31, 2005
                 (Unaudited)


                                                  COMMON STOCK                       Additional                            Total
                                                                                      Paid-In            Accumulated   Stockholders'
                                                # of shares          Amount           Capital              Deficit        Equity
                                                -----------          ------           -------              -------        ------


Balance - January 1, 2001                          29,035,790         $ 2,904           $ 979,787          $(2,062,788) $(1,080,097)

Issuance of stock for cash                            532,000              53             132,947                    -      133,000
Issuance of stock for services                        666,667              67             166,600                    -      166,667
Issuance of stock for UINFO                         3,000,000             300             749,700                    -      750,000
Fair value of options                                       -                              83,008                    -       83,008
Issuance of stock for services                      1,632,000             163             417,337                    -      417,500
Net Loss for Year                                           -                                   -           (2,951,551)  (2,951,551)
                                                                                                                                  -
Balance - December 31, 2001                        34,866,457           3,487           2,529,379           (5,014,339)  (2,481,473)
                                                                                                                                  -
Issuance of stock for cash                            550,000              55              27,445                    -       27,500
Issuance of stock for services                      1,600,000             160              79,840                    -       80,000
Issuance of stock for services                        608,666              61              30,372                    -       30,433
Net Loss for Year                                           -               -                   -             (424,155)    (424,155)
                                                                                                                                  -
Balance - December 31, 2002                        37,625,123           3,763           2,667,036           (5,438,494)  (2,767,695)
                                                                                                                                  -
Net Loss for Year                                           -               -                   -             (143,946)    (143,946)
                                                                                                                                  -
Balance - December 31, 2003                        37,625,123           3,763           2,667,036           (5,582,440)  (2,911,641)
                                                                                                                                  -
Issuance of stock for debt settlement               1,000,000             100              26,900                    -       27,000
Issuance of stock for services                      1,000,000             100                (100)                   -            -
Net Profit for Year                                         -               -                   -            2,601,089    2,601,089
                                                                                                                                  -
Balance - December 31, 2004                        39,625,123           3,963           2,693,836           (2,981,351)    (283,552)
                                                                                                                                  -
Net Loss for Period                                         -               -                   -                    -            -

Balance - March 31, 2005                           39,625,123         $ 3,963         $ 2,693,836          $(2,981,383)  $ (283,584)




See Accountants Review Report

                                MIND2MARKET, INC.
                          Notes to Financial Statements
                                 March 31, 2005
                                   (Unaudited)


NOTE 1 - Presentation of Interim Information:

In the opinion of the management of Mind2Market, Inc. the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2005 and the results of operations for the three-months ended March 31, 2005 and 2004, and the related cash flows for the three-months ended March 31, 2005 and 2004. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form-10QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2004.


NOTE 2 - Going Concern:

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

ITEM 2.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------
Cautionary and Forward Looking Statements

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause Mind2Market, Inc. actual results to be materially different from any future results expressed or implied by Mind2Market, Inc. in those statements. Important facts that could prevent Mind2Market, Inc. from achieving any stated goals include, but are not limited to, the following:

(a)      volatility or decline of the Company's stock price;
(b)      potential fluctuation in quarterly results;
(c)      failure of the Company to earn revenues or profits;
(d)      inadequate capital to continue or expand its business;
(e) inability to raise additional capital or financing to implement its business plans;
(f)      failure to achieve a business or to make sales
(g)      rapid and significant changes in markets;
(h)      litigation with or legal claims and allegations by outside parties;
(i)      insufficient revenues to cover operating costs.

There is no assurance that the Company will ever be profitable. The Company may not be able to successfully develop, manage or market its products and services. The Company may not be able to attract or retain qualified executives and personnel. The Company's products and services may become obsolete. Government regulation may hinder the Company's business. Additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options. Also any other risks inherent in the Company's business.

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by the Company in 2005 and any current Reports on Form 8-K filed by the Company.

RESULTS OF OPERATIONS FOR QUARTER ENDED MARCH 31, 2005 COMPARED TO QUARTER ENDED MARCH 31, 2004

The Company had no revenues during the quarter in 2005 or 2004. The Company had no Operations during the quarter in 2005.

The Company incurred $32 expenses in the quarter in 2005 compared to $25 in expenses in the quarter in 2004. The Company had a ($32) loss in the quarter in 2005 compared to a loss of ($25) in the quarter in 2004. The loss per share was nominal in the quarter in 2005 and 2004.

The trend of operating losses is expected to continue indefinitely until and unless the Company is able to generate or develop business revenues for which there is no assurance.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $351 cash capital at the end of the period and current liabilities exceeded current assets by $283,584. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

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

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as the may be incurred.

Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

ITEM 3.    CONTROLS AND PROCEDURES

     The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and process, summarize, and disclose this information within the time periods specified in the rules of the SEC. The Company's Chief Executive is responsible for establishing and maintaining these procedures and, as required by the rules of the SEC, evaluate their effectiveness.

     Our Chief Executive Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. The evaluation included control areas in which we intend to make, changes to improve and enhance controls. Based on such evaluation, our Chief Executive Officer has concluded that, as of the end of such period, our disclosure controls and procedures were not effective and had material weaknesses, in recording stock issuance for compensation, as well as other areas involving recording of adjustment in liabilities and assessing impairment of assets.

Material Weakness in Disclosure Controls

         A material weakness is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

         The Securities and Exchange Commission rule making for the Sarbanes-Oxley Act of 2002 Section 404 requires that a company's internal controls over financial reporting be based upon a recognized internal control framework. While the Company has an internal control and procedures manual in place and management believes the controls and procedures are effective the manual is not based upon a recognized internal control framework, because we have not found one that fits the limited scope of operations of our small Company. Accordingly we conclude we have material weaknesses.

         During the first half of the Company's fiscal year ending December 31, 2005 management will be revising the Company's internal and controls procedure document basing this revision upon a model framework created by the Committee of Sponsoring Organizations of the Treadway Commission (or "COSO") as is appropriate to our operations. This framework is entitled Internal Control-Integrated Framework. The COSO Framework, which is the common shortened title, was published in 1992 and we believe, will satisfy the Securities and Exchange Commission requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

         To address these material weaknesses management is committed to re-writing its internal controls and procedures manual based upon the Treadway Commission report as is appropriate to our operations during the first half of fiscal year ending December 31, 2005.

         Except as noted above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.
- - - ------------------
There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings, to which the Company is a party or to which its property is subject.

Item 2.  Changes in Securities
- - - - ----------------------

(a) There have been no material modifications in any of the instruments defining the rights of the holders of any of the Company's registered securities, except that the Articles were amended to effectuate a one for fifty reverse split of the issued and outstanding common stock effective

(b) None of the rights evidenced by any class of the Company's registered securities have been materially limited or qualified by the issuance or modification of any other class of the Company's securities.

Item 3. Defaults Upon Senior Securities.
- - - - -------------------------------
(Not applicable)

Item 4. Submission of Matters to a Vote of Security Holders.
- - - -----------------------------------------------------
(Not applicable)

Item 5. Other Information.
- - - ------------------------
(Not applicable)

Item 6. Exhibits and Reports on Form 8-K.
- - - ----------------------------------
(a)      Exhibits
32       Sarbannes-Oxley Certification
33       Sarbannes-Oxley Certification
(b)      Reports on Form 8-K
                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 6, 2005

                                                        MIND2MARKET, INC.


                                                        /s/ James Clark
                                                       ------------------------
                                                            James Clark, CEO