Form 10QSB
period 2005-06-30
MIND2MARKET INC
filed 2005-08-22
CIK 1076044

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                 Commission File Number
- -----------------                                 ----------------------
June 30, 2005                                         000-28711


                              HEALTH PARTNERSHIP INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


            Colorado                                     84-1361341
- --------------------------------                        -------------------
     (State of incorporation)                           (I.R.S. Employer
                                                        Identification No.)

               875 N. Michigan Ave., Suite 3335, Chicago, IL 60611
          ------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (312) 952-7100


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

                  15,992,503 common shares as of June 30, 2005

                               JASPERS + HALL, PC
                          CERTIFIED PUBLIC ACCOUNTANTS
                        9175 E Kenyon Avenue, Suite 100
                         Denver, CO 80237 303-796-0099


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Health Partnership Inc.
Chicago, IL

We have reviewed the accompanying consolidated balance sheet of Health Partnership Inc. as of June 30, 2005, and the related consolidated statement of operations for the three-month and six-month period ended June 30, 2005, stockholders' equity and cash flows for the six-months ended June 30, 2005. These financials statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). The review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the, accompanying consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern As discussed in Note 2, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operation. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements for the year ended December 30, 2004 were audited by other accountants, whose report dated May 6, 2005, expressed an unqualified opinion on those statements. They have not performed any auditing procedures since that date. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2005 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

Jaspers + Hall, PC
Denver, CO
August 22, 2005


                             HEALTH PARTNERSHIP INC.
                          (Formerly Mind2Market, Inc.)
                                 Balance Sheets
                                   (Unaudited)



                                                                                   June 30,         December 31,
                                                                                     2005               2004
                                                                                 -------------      -------------

ASSETS;
Current Assets:
    Cash                                                                              $ 53,639             $ 383
    Accounts Receivable                                                                     -                  -
                                                                                 -------------      -------------

        Total Current Assets                                                            53,689               383
                                                                                 -------------      -------------

Fixed Assets:
     Computers & Equipment                                                            141,445            141,445
     Less Accumulated Depreciation                                                   (141,445)          (141,445)
                                                                                 -------------      -------------

          Total Fixed Assets                                                                -                  -
                                                                                 -------------      -------------

Other Assets:
     Patents                                                                                -                  -
     Less Accumulated Amortization                                                          -                  -
                                                                                 -------------      -------------

          Total Other Assets                                                                -                  -
                                                                                 -------------      -------------

TOTAL ASSETS                                                                          $ 53,369             $ 383
                                                                                 =============      =============


LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts Payable                                                                  $      -          $ 188,935
    Notes Payable                                                                      434,800             95,000
                                                                                 -------------      -------------

        Total Current Liabilities                                                      434,800            283,935
                                                                                 -------------      -------------

 Stockholders Equity:
    Preferred Stock, $.10 par value, 5,000,000 shares authorized                             -                  -
       None issued.
    Common stock, $.0001 par value, 50,000,000 shares authorized                         1,598              3,963
        792,503 shares issued and outstanding 2004, and 15,992,503 issued and outstanding @ June 30, 2005
    Additional Paid-In Capital                                                       2,772,401          2,693,836
    Accumulated deficit                                                             (3,155,430)        (2,981,351)
                                                                                 -------------      -------------
        Total Stockholders' Equity                                                  (381,431)          (283,552)
                                                                                 -------------      -------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                              $ 53,369           $    383
                                                                                 =============      =============

See Accountant's Review Report



                             HEALTH PARTNERSHIP INC.
                          (Formerly Mind2Market, Inc.)
                            Statements of Operations
                                   (Unaudited)


                                                             Three-Months Ended                    Six-Months Ended
                                                                 June 30,                             June 30,
                                                           2005               2004              2005              2004
                                                           ----               ----              ----              ----

Revenue:
    Sales                                                      $ -                $ -                $-                $-
                                                        ----------         ----------        ----------        ----------
Total Income                                                     -                  -                 -                 -
                                                        ----------         ----------        ----------        ----------
Operating Expenses:
     Administrative Expenses                               174,079                355           174,079               355
                                                        ----------         ----------        ----------        ----------
Total Expenses                                             174,079                355           174,079               355
                                                        ----------         ----------        ----------        ----------
Net Loss From Operations                                  (174,079)              (355)         (174.079)             (355)
                                                        ----------         ----------        ----------        ----------
Per Share Information:

     Weighted average number
     of common shares outstanding                          792,503            752,503           792,503           752,503
                                                        ----------         ----------        ----------        ----------
Net Loss per common share                                    (0.20)                (*)            (0.20)               (*)
                                                        ==========         ==========        ==========        ==========
* Less than $.01

See Accountant's Review Report


                             HEALTH PARTNERSHIP INC.
                          (Formerly Mind2Market, Inc.)
                         Stockholders' Equity (Deficit)
                                 June 30, 2005
                                   (Unaudited)


                                                  COMMON STOCK                       Additional                            Total
                                                                                      Paid-In            Accumulated   Stockholders'
                                                # of shares          Amount           Capital              Deficit        Equity
                                                -----------          ------           -------              -------        ------


Balance - January 1, 2001                             580,716         $    58           $ 982,663          $(2,062,788) $(1,080,097)

Issuance of stock for cash                             10,640               1             132,999                    -      133,000
Issuance of stock for services                         13,334               1             166,666                    -      166,667
Issuance of stock for UINFO                            60,000               6             749,994                    -      750,000
Fair value of options                                       -               -              83,008                    -       83,008
Issuance of stock for services                         32,640               3             417,497                    -      417,500
Net Loss for Year                                           -               -                   -           (2,951,551)  (2,951,551)
                                                   ----------         -------          ----------          -----------    ----------
Balance - December 31, 2001                           697,330              69           2,532,797           (5,014,339)  (2,481,473)
                                                   ----------         -------          ----------          -----------    ----------
Issuance of stock for cash                             11,000               1              27,499                    -       27,500
Issuance of stock for services                         32,000               3              79,997                    -       80,000
Issuance of stock for services                         12,173               1              30,432                    -       30,433
Net Loss for Year                                           -               -                   -             (424,155)    (424,155)
                                                   ----------         -------          ----------          -----------    ----------
Balance - December 31, 2002                           752,503              74           2,670,725           (5,438,494)  (2,767,695)
                                                   ----------         -------          ----------          -----------    ----------
Net Loss for Year                                           -               -                   -             (143,946)    (143,946)
                                                   ----------         -------          ----------          -----------    ----------
Balance - December 31, 2003                           752,503              74           2,670,725           (5,582,440)  (2,911,641)
                                                   ----------         -------          ----------          -----------    ----------
Issuance of stock for debt settlement                  20,000               2              87,998                    -       88,000
Issuance of stock for services                         20,000               2                  (2)                   -            -
Net Profit for Year                                         -               -                   -            2,601,089    2,601,089
                                                   ----------         -------          ----------          -----------    ----------
Balance - December 31, 2004                           792,503              78           2,758,721           (2,981,351)    (222,552)
                                                   ----------         -------          ----------          -----------    ----------
Issuance of stock for cash                         15,200,000           1,520              13,680                    -       15,200
Net Loss for Period                                         -               -                   -             (174,079)    (174,079)
                                                   ----------         -------          ----------          -----------    ----------
Balance -June 30, 2005                             15,992,503         $ 1,598          $2,772,401          $(3,155,430)   $(381,431)
                                                   ==========         =======          ==========          ===========    ==========
All shares have been adjusted for
1/50 reverse split in May 2005

See Accountants' Review Notes


                            HEALTH PARTNERSHIP INC.
                          (Formerly Mind2Market, Inc.)
                            Statements of Cash Flow

                                Indirect Method
                                  (Unaudited)
                                    June 30,
  <




                                                                                        2005             2004
                                                                                        ----             ----
Cash Flows from Operating Activities:

     Net Income (Loss)                                                                 $(174,079)        $ (355)
     Stock reversal 1/50                                                                  61,000              -
     Adjustments to reconcile net loss to cash used
     by operating activities
     (Decrease) Increase in accounts payable & accrued expenses                         (188,935)        (1,613)
                                                                                      ----------------------------------
Net Cash Used in Operating Activities                                                   (302,014)        (1,968)

Cash Flows from Investing Activities

   Payment on notes payable                                                              (95,000)             -
   Issuance of stock for cash                                                             15,200              -
   Proceeds from notes payable                                                           434,800          6,243
                                                                                      ----------------------------------
Net Cash Provided by Financing Activities                                                355,000          6,243
                                                                                      ----------------------------------

Net Increase in Cash & Cash Equivalents                                                   52,986          4,275

Beginning Cash & Cash Equivalents                                                            383              -
                                                                                      ----------------------------------
Ending Cash & Cash Equivalents                                                           $53,369          4,275
                                                                                      =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                                                                  $ -          8,275
                                                                                      =========       =========
     Cash paid for Income Taxes                                                              $ -            $ -
                                                                                      =========       =========

NON-CASH TRANSACTIONS
     Common stock issued for services                                                    $61,000        $88,000


                                                                                      =========       =========

See Accountants Review Report

              HEALTH PARTNERSHIP INC. (FORMERLY MIND2MARKET, INC.)
                          Notes to Financial Statements
                                  June 30, 2005
                                   (Unaudited)


Note 1 - Presentation of Interim Information:

In the opinion of the management of Health Partnership Inc. the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2005 and the results of operations for the three and six months ended June 30, 2005, stockholders' equity and the related cash flows for the six-months ended June 30, 2004. Interim results are not necessarily indicative of results for a full year.

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

ITEM 2.  Management's Discussion and Analysis or Plan of Operation
- ------------------------------------------------------------------

Cautionary and Forward Looking Statements

     In addition to statements of historical fact, this Form 10-QSB contains forward-looking statements. The presentation of future aspects of Health Partnership Inc. ("Health Partnership Inc.," the "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

     These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause Health Partnership Inc. actual results to be materially different from any future results expressed or implied by Health Partnership Inc. in those statements. Important facts that could prevent Health Partnership Inc. from achieving any stated goals include, but are not limited to, the following:

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

RESULTS OF OPERATIONS FOR QUARTER ENDED JUNE 30, 2005 COMPARED TO SAME PERIOD IN 2004

     During the three-month period ended June 30, 2005 and 2004, the Company had no revenues. The Company incurred administrative expenses of $174,079 in the period in 2005 compared to administrative expenses of $355 in the period in 2004. Net loss for the three-month period ended June 30, 2005 was ($174,079), ($0.20) per share, while the same period in 2004 resulted in a minimal loss.


RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SAME PERIOD IN 2004

     During the six-month period ended June 30, 2005 and 2004, the Company had no revenues. The Company incurred administrative expenses of $174,079 in the period in 2005 compared to administrative expenses of $355 in the period in 2004. Net loss for the six-month period ended June 30, 2005 was ($174,079), ($0.20) per share, while the same period in 2004 resulted in a nominal loss.

The Company expects the trend of losses to continue into the forseeable future and at the same or substantially greater rate, as the Company recommences operations.

CHANGES IN FINANCIAL CONDITION

The company borrowed $454,800 from M2M Acquisition LLC purchasing a control position in the company of 15,200,000 shares. The company used such loan funds to pay off and settle the outstanding debts of the company and costs of the transaction with the result that except for the loan from M2M Acquisition, all other debt of the company billed to period end was paid.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had $53,369 cash capital at the end of the period and current liabilities exceeded current assets by $381,431. Total current liabilities were $434,800 at period end. The company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

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

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, June 30, 2005, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

b.       Changes in Internal Control over Financial Reporting:

     There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period, June 30, 2005 covered by this report that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.
- - --------------------------

There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings, to which the Company is a party or to which its property is subject.

Item 2. Changes in Securities.
- - ------------------------------

The Company effectuated a reverse split of the issued and outstanding common stock, one new share for fifty old shares basis, which was efffective on April 8, 2005.
         (a) There have been no material modifications in any of the instruments defining the rights of the holders of any of the Company's registered securities.

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

         (Not applicable)

Item 6. Exhibits and Reports on Form 8-K.
- - -----------------------------------------

         (a) Exhibits

          32    Sarbanes-Oxley Certification
          33    Sarbanes-Oxley Certification

         (b) Reports on Form 8-K

         Filed April 8, 2005
         Filed May 26, 2005
         Filed May 26, 2005-8K/A
         Filed August 5, 2005
         Filed August 15, 2005

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 22, 2005

                                              HEALTH PARTNERSHIP INC.


                                              /s/ Doug Stukel
                                              -----------------------------
                                              Doug Stukel, President