Form 10QSB/A
period 2005-06-30
MIND2MARKET INC
filed 2005-08-24
CIK 1076044

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

CHANGES IN FINANCIAL CONDITION

The company borrowed $434,800 from M2M Acquisition LLC purchasing a control position in the company of 15,200,000 shares. The company used such loan funds to pay off and settle the outstanding debts of the company and costs of the transaction with the result that except for the loan from M2M Acquisition, all other debt of the company billed to period end was paid.

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