Form 10QSB
period 2005-09-30
Health Partnership Inc.
filed 2005-11-21
CIK 1076044

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                 Commission File Number
- -----------------                                 ----------------------
September 30, 2005                                         000-28711


                              HEALTH PARTNERSHIP INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


            Colorado                                     84-1361341
- --------------------------------                        -------------------
     (State of incorporation)                           (I.R.S. Employer
                                                        Identification No.)

             3111 N. Seminary, Suite 1 N, Chicago, Illinois 60657
             ---------------------------------------------------
                    (Address of Principal Executive Offices)

                                               (312) 952-7100
                                               --------------
               (Registrant's telephone number including area code)


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  15,992,503 common shares as of September 30, 2005

                             HEALTH PARTNERSHIP INC.
                          (FORMERLY MIND2MARKET, INC.)

                              FINANCIAL STATEMENTS

                      THREE-MONTHS ENDED SEPTEMBER 30, 2005
                                   (UNAUDITED)

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Health Partnership Inc.
Chicago, IL

We have reviewed the accompanying consolidated balance sheet of Health Partnership Inc. as of September 30, 2005, and the related consolidated statement of operations for the three-month and nine-month period ended September 30, 2005, stockholders' equity and cash flows for the nine-months ended September30, 2005. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States.

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

The financial statements for the year ended December 30, 2004 were audited by other accountants, whose report dated April 29, 2005, expressed an unqualified opinion on those statements. They have not performed any auditing procedures since that date. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2005 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


Jaspers + Hall, PC
Denver, CO
November 17, 2005
/s/Jaspers + Hall, PC

                            HEALTH PARTNERSHIP, INC.
                          (Formerly Mind2Market, Inc.)
                                 Balance Sheets
                                  (Unaudited)



                                                                                            Unaudited
                                                                                            September 30,        December 31,
                                                                                            2005                     2004
                                                                                       ----------------         ---------------
ASSETS

   Current Assets:
      Cash                                                                                   $ 53,369                   $ 383
                                                                                       ----------------         ---------------

          Total Current Assets                                                                 53,369                     383
                                                                                       ----------------         ---------------

   Fixed Assets:
      Computers & Equipment                                                                   141,445                 141,445
      Less Accumulated Depreciation                                                          (141,445)               (141,445)
                                                                                       ----------------         ---------------

         Total Fixed Assets                                                                         -                       -
                                                                                       ----------------         ---------------

TOTAL ASSETS                                                                                 $ 53,369                   $ 383
                                                                                       ================         ===============

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT0

     Current Liabilities:
        Accounts Payable                                                                          $ -               $ 127,935
        Accrual Interest Expense                                                                8,696                       -
       Notes Payable                                                                          434,800                  95,000
                                                                                       ----------------         ---------------

Total Current Liabilities                                                                     443,496                 222,935
                                                                                       ----------------         ---------------

Stockholders' Equity (Deficit):

      Preferred Stock, $.10 par value, 5,000,000 shares authorized
         none issued.                                                                               -                       -
     Common Stock, $.0001 par value, 50,000,000 shares authorized
         15,992,503 issued and outstanding September 30, 2005 and                               1,598                      78
         792,503 issued and outstanding December 31, 2004
    Additional Paid-In Capital                                                              2,772,401               2,758,721
    Accumulated deficit                                                                    (3,164,126)             (2,981,351)
                                                                                       ----------------         ---------------

Total Stockholders' Equity (Deficit)                                                         (390,127)               (222,552)
                                                                                       ----------------         ---------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                                           $ 53,369                   $ 383
                                                                                       ================         ===============

See Accountants' Review Report


                            HEALTH PARTNERSHIP, INC.
                          (Formerly Mind2Market, Inc.)
                            Statement of Operations
                                  (Unaudited)

                                                                 Three-Months Ended                          Nine-Months Ended
                                                                   September 30,                              September 30,
                                                            2005                   2004                  2005                  2004
                                                            ----                   ----                  ----                  ----

Revenue:
     Sales                                                 $ -                    $ -                  $ -                    $ -
                                                      --------             ----------            ---------            --------------
Total Income                                                 -                      -                    -                      -
                                                      --------             ----------            ---------            --------------
Costs and Expenses:
     Administrative Expenses                                 -                  9,722              174,079                 10,077
                                                      --------             ----------            ---------            --------------
Total Operating Expenses                                     -                  9,722              174,079                 10,077
                                                      --------             ----------            ---------            --------------
Other Expense/Income:
     Interest Expense                                   (8,696)                     -               (8,696)                     -
     Forgiveness of Debt                                     -              2,657,704                    -              2,657,704
                                                      --------             ----------            ---------            --------------
Total Other Expense/Income                              (8,696)             2,657,704               (8,696)             2,657,704
                                                      --------             ----------            ---------            --------------
Net Gain/(Loss)                                       $ (8,696)            $2,647,982            $(182,775)           $ 2,647,627
                                                      ========             ==========            =========            ==============
Per Share Information:

     Weighted average number
     of common shares outstanding                      805,170                752,503              792,503                752,503
                                                      --------             ----------            ---------            --------------
Net Loss per common share                                  *                  $  3.52              $ (0.23)               $  3.51
                                                      ========             ==========            =========            ==============
* Less than $.01

See Accountants' Review Report


                            HEALTH PARTNERSHIP, INC.
                          (Formerly Mind2Market, Inc.)
                  Statement of Stockholders' Equity (Deficit)
                               September 30, 2005

                                  (Unaudited)

                                                                                                         Deficit
                                                      COMMON STOCKS                 Additional        Accum. During            Total
                                                                                    Paid-In           Development      Stockholders'
                                            # of Shares          Amount             Capital              Stage               Equity
                                            -----------          ------             -------              -----               ------

Balance - January 1, 2001                      580,716              $58            $ 982,633         $ (2,062,788)      $(1,080,097)

Issuance of stock for cash                      10,640                1              132,999                    -           133,000
Issuance of stock for services                  13,334                1              166,666                    -           166,667
Issuance of stock for UINFO                     60,000                6              749,994                    -           750,000
Fair Value of Options                                -                -               83,008                    -            83,008
Issuance of stock for services                  32,640                3              417,497                    -           417,500
Net Loss for Year                                    -                -                    -           (2,951,551)       (2,951,551)
                                            ----------          -------           ----------         ------------        -----------
Balance - December 31, 2001                    697,330               69            2,532,797           (5,014,339)       (2,481,473)
                                            ----------          -------           ----------         ------------        -----------
Issuance of stock for cash                      11,000                1               27,499                    -            27,500
Issuance of stock for services                  32,000                3               79,997                    -            80,000
Issuance of stock for services                  12,173                1               30,432                    -            30,433
Net Loss for Year                                    -                -                    -             (424,155)         (424,155)
                                            ----------          -------           ----------         ------------        -----------
Balance - December 31, 2002                    752,503               74            2,670,725           (5,438,494)       (2,767,695)
                                            ----------          -------           ----------         ------------        -----------
Net Loss for Year                                    -                -                    -             (143,946)         (143,946)
                                            ----------          -------           ----------         ------------        -----------
Balance - December 31, 2003                    752,503               74            2,670,725           (5,582,440)       (2,911,641)
                                            ----------          -------           ----------         ------------        -----------
Issuance of stock for debt settlement           20,000                2               87,998                    -            88,000
Issuance of stock for services                  20,000                2                   (2)                   -                  -
Net Profit for Year                                  -                -                    -            2,601,089         2,601,089
                                            ----------          -------           ----------         ------------        -----------
Balance - December 31, 2004                    792,503               78            2,758,721           (2,981,351)         (222,552)
                                            ----------          -------           ----------         ------------        -----------
Issuance of stock for cash                  15,200,000            1,520               13,680                    -            15,200
Net Loss for Period                                  -                -                    -             (182,775)         (182,775)
                                            ----------          -------           ----------         ------------        -----------
Balance - September 30, 2005                15,992,503          $ 1,598           $2,772,401         $ (3,164,126)       $ (390,127)
                                            ==========          =======           ==========         ============        ===========

See Accountants' Review Report


                            HEALTH PARTNERSHIP, INC.
                          (Formerly Mind2Market, Inc.)
                            Statements of Cash Flows
                                  (Unaudited)

                                Indirect Method


                                                                                                  Nine-Months Ended
                                                                                                    September 30,
                                                                                             2005                  2004
                                                                                             ----                  ----

Cash Flows from Operating Activities:

     Net Gain/(Loss)                                                                         $(182,775)            $2,647,627
     Stock issued for services                                                                       -                      -
     Depreciation & Amortization                                                                     -                      -
    Adjustments to reconcile net loss to cash used
        by operating activities
     (Decrease) increase in accounts payable & accrued expenses                               (119,239)            (1,093,795)
                                                                                             ---------             ----------
Net Cash Used in Operating Activities                                                         (302,014)             1,553,832
                                                                                             ---------             ----------
Cash Flows from Investing Activities:

     Purchase of fixed and other assets                                                              -                      -
                                                                                             ---------             ----------
Net Cash Used for Investing Activities                                                               -                      -
                                                                                             ---------             ----------
Cash Flows from Financing Activities:

     Proceeds from stock issuance                                                               15,200                      -
     Payments on notes payable                                                                 (95,000)            (1,553,449)
     Proceeds from notes payable                                                               434,800                      -
                                                                                             ---------             ----------
Net Cash Provided by Financing Activities                                                      355,000             (1,553,449)
                                                                                             ---------             ----------
Net Increase in Cash & Cash Equivalents                                                         52,986                    383

Beginning Cash & Cash Equivalents                                                                  383                      -
                                                                                             ---------             ----------
Ending Cash & Cash Equivalents                                                                $ 53,369                  $ 383
                                                                                             =========             ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                                                                        $ -                    $ -
                                                                                             =========             ==========
     Cash paid for Income Taxes                                                                    $ -                    $ -
                                                                                             =========             ==========
NON-CASH TRANSACTIONS
     Common stock issued for services                                                              $ -                    $ -
                                                                                             =========             ==========

See Accountants' Review Report

                             HEALTH PARTNERSHIP INC.
                          (FORMERLY MIND2MARKET, INC.)
                          Notes to Financial Statements
                               September 30, 2005
                                   (Unaudited)





Note 1 - Presentation of Interim Information:

In the opinion of the management of Health Partnership Inc. the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2005 and the results of operations for the three and nine-months ended September 30, 2005, stockholders' equity and the related cash flows for the nine-months ended September 30, 2004. Interim results are not necessarily indicative of results for a full year.

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

ITEM 2.  Management's Discussion and Analysis or Plan of Operation
- - ------------------------------------------------------------------

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

                  (d) inadequate capital commence business, inability to raise additional capital or financing to implement business plans;

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

The Company has only minimal operations during the quarter and nine month period in 2005 due to lack of capital.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2005 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2004

     The Company had no revenues for the period in 2005 and no revenues in the period in 2004. The Company incurred no expenses for the quarter in 2005 compared to $9,722 in expenses for the same period in 2004. The Company accrued interest of $8,696 in the period in 2005 on loans. The Company has incurred a net loss of $8,696 for the period in 2005 and a net gain (extraordinary - due to forgiveness of debt) of $2,647,627 for the period in 2004. The operating gain
(loss) per share for the quarter was a nominal loss in 2005 and a $3.52 share gain in 2004.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO SAME PERIOD IN 2004

     The Company had no revenues for the period ended September 30, 2005 and none in the same period in 2004. The Company incurred $174,079 in expenses in the period in 2005 compared to $10,077 in expenses in the period in 2004. The Company accrued interest of $8,696 in the period in 2005 on loans. The loss on operations was ($182,775) in the period in 2005 and there was an extraordinary gain of $2,647,622, due to debt forgiveness, in the period in 2004. The operating loss per share was ($.23) in the period in 2005 and in 2004 the net gain per share (as adjusted for 1 for 50 reverse split in 2005) was $3.51.

     The Company expects the trend of losses to continue into the forseeable future and at the same or greater rate, as the Company seeks to achieve a business.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had $53,369 cash capital at the end of the period and current liabilities exceeded current assets by $390,127. The company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

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

     The Company's auditor has issued a "going concern" qualification as part of its opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no revenues, minimal cash, nominal other assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

     Management hopes to develop a business plan and will need to seek and obtain funding, via loans or private placements of stock, for operations and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements in the next quarter.

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, September 30, 2005, the Company had carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. Sarbanes Oxley had not become effective at such date.

b.       Changes in Internal Control over Financial Reporting:

There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have materially affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to material deficiencies and material weakness.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.
- - - --------------------------

There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings, to which the Company is a party or to which its property is subject.

Item 2. Changes in Securities.
- - - ------------------------------


        None.


Item 3. Defaults Upon Senior Securities.
- - - ----------------------------------------

         (Not applicable)

Item 4. Submission of Matters to a Vote of Security Holders.
- - - ------------------------------------------------------------

        None.

Item 5. Other Information.
- - - --------------------------

         (Not applicable)

Item 6. Exhibits and Reports on Form 8-K.
- - - -----------------------------------------

         (a) Exhibits

          32    Sarbanes-Oxley Certification
          33    Sarbanes-Oxley Certification

         (b) Reports on Form 8-K


            8-K filed August 5, 2005

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 21, 2005

                                              HEALTH PARTNERSHIP INC.



                                              /s/ Douglas Stukel
                                              -----------------------------
                                              Douglas Stukel, President, CEO