Form 10KSB
period 2005-12-31
Health Partnership Inc.
filed 2006-04-17
CIK 1076044

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to
The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2005

Commission file number: 000-28711

HEALTH PARTNERSHIP INC.
(Exact name of registrant as specified in its charter)

Colorado	(84-1361341)
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3111 N. Seminary, Unit 1N, Chicago, Illinois60657
(Address of principal executive offices)(Zip Code)
(312) 640-2975
Registrant’s telephone number, including area code

Securities Registered under Section 12(b) of the Act: None

Securities Registered under Section 12(g) of the Act: Common Stock, $.0001 par value

Check whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: ☐

Check whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to the filing requirements for at least the past 90 days: ☒ Yes ☐No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: ☒

Check whether Registrant is a shell company (as defined by Rule 12b-2 of the Securities Exchange Act of 1934):
☒ Registrant was a shell company throughout 2005, but as of February 13, 2006, Registrant lost its shell company status.

Registrant’s revenues for 2005 were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the bid/ask price of $1.30 at April 7, 2006 is approximately $1,432,318.

The Registrant had 19,481,735 shares of its common stock outstanding as of April 14, 2006.

Transitional Small Business Disclosure Format (check one): ☐ Yes ☒ No

Item 1.  Description of Business

Health Partnership Inc. was incorporated in Colorado in 1996 as NELX Marketing, Inc. and later that year changed its name to Mind2Market, Inc. We engaged unsuccessfully in a number of endeavors to acquire and develop certain internet based technologies, and by the end of 2004 had no significant operations or assets.

By share purchase and loan agreement dated as of May 18, 2005 and consummated on May 20, 2005, we and certain of our then principal shareholders entered into a share purchase and loan agreement with M2M Acquisition LLC, an Illinois limited liability company which purchased 15,200,000 shares of our capital stock and loaned us $434,800. This resulted in a change of control, with M2M owning all but 785,305 of our shares of common stock. M2M promptly distributed its shares to our three principal shareholders (Roberti Jacobs Family Trust, Grander, LLC and DJS II Investments, LLC) and one other shareholder, changed our name to Health Partnership Inc. and announced that our business model was changed to one of seeking to acquire and operate businesses in the health and fitness industry, including health care clubs, physical therapy centers and associated ancillary businesses.

On February 13, 2006, we acquired by way of reverse merger 100% of the capital stock of Capital Partners for Health & Fitness, Inc., a North Carolina corporation which operates nine health clubs in the Raleigh-Durham metropolitan area under the trade name “Beyond Fitness.” We funded the acquisition through the issuance of 3,496,430 of our shares of common stock and two promissory notes in the aggregate amount of $6,992,859, plus an additional cash earnout payment in the event Capital Partners’ operations exceed certain negotiated levels for the eight (8) full calendar quarters following the acquisition. The terms of the acquisition are specified in greater detail in the Current Reports on Forms 8-K and 8-KA that we filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2006 and February 23, 2006, respectively.

We also announced in January 2006 that we had entered into a nonbinding letter of intent to acquire the Beyond Fitness Companies, which are a series of affiliated companies headquartered in the Raleigh-Durham area which comprise one of the country’s largest independent providers of personal training services to health club operators across the country. We have not yet consummated the purchase of these companies and there is no assurance that the transaction will close.

Description of Capital Partners

Capital Partners is a regional chain of nine health and fitness clubs in the greater Raleigh-Durham metropolitan area. It acquired the clubs in late 2005 from Kapital Engine Investments, Inc., an entity then controlled by Mr. Randall Rohm, the current chief operating officer of Capital Partners. Capital Partners’ clubs comprise the largest chain of health clubs in the greater Raleigh-Durham metropolitan area, with in excess of 55,000 members. The clubs range in size from 13,500 to 25,000 square feet and operate from leased facilities. Capital Partners endeavors to promote a good value of services at a low cost to its health club members. Based on its experience, it has found that, in the past, the larger national chains of health clubs have chosen not to enter Capital Partners’ market due at least in part to the relatively low cost at which Capital Partners offers its memberships.

Business Strategy. Capital Partners’ business plan contemplates the addition of health clubs to the current regional market, as well as the entry into other markets through both strategic acquisition and organic growth. Subject to availability of financing, Capital Partners would like to develop some new facilities on a larger scale (50,000 square feet or more), offering a wider amenity package and the possibility of consolidating membership from several of the smaller clubs into these larger clubs. Capital Partners’ value proposition for its members focuses on the provision of a high quality health club experience at a relatively modest cost to its members.

Each facility is equipped with state-of-the-art equipment in amounts generally sufficient to adequately serve members during peak hours (typically 5-7 am and 5-7 pm). We believe that the management at each facility is trained to provide a favorable customer experience and to do so in a cost effective manner, being mindful of the bottom line. Capital Partners employs a discretionary bonus system to incent and reward employees for exemplary individual and team effort.

Sales and Marketing. The sale of new memberships and retention of existing members is essential to Capital Partners’ business strategy. Due to the relatively young age of its members and their greater mobility than older members, Capital Partners experiences an approximately 75% turnover of its members on an annualized basis. Employees who regularly interface with members are encouraged to promote the clubs and to bring in new members. Membership packages are offered in a variety of formats, including pre-paid one and two year memberships, as well as month-to-month memberships. Pricing incentives are currently structured to encourage long-term participation, including promotions as low as $10 per month for two-year commitments, and a standard $39 per month fee plus a modest enrollment fee for certain shorter term commitments. These pricing incentives are subject to change at Capital Partners’ sole discretion.

Advertising is done primarily through direct mail promotions, where Capital Partners believes the responses are measurable. In its experience, Capital Partners has found that telephone solicitation, utilization of a variety of referral sources and internet marketing have all been successful methods of driving new membership in its health clubs. Capital Partners has employed radio and print advertising, as well as event marketing in the past, and found that these methods have been less productive than the other methods enumerated above.

Amenities. Each of Capital Partners’ health clubs has extensive equipment, which is typically purchased through full payout lease financing. Each club’s equipment is divided substantially equally among cardiovascular (such as treadmill, elliptical trainers, stationary bikes and stairclimbers), resistance training and selectorized equipment, and free weight/cable equipment. Each facility averages approximately 120 pieces of equipment. The facilities generally contain ample studio area for classes, including aerobics, yoga, step, kickboxing and abdominal workouts. Décor of the clubs is typically modern, with the layout intended to provide for a pleasant workout experience. Full locker room and shower facilities are available for members. A limited number of the clubs maintain basketball facilities and/or juice bars.

In October 2004, Capital Partners entered into a five-year agreement with the Beyond Fitness Companies to provide personal trainers to its health club facilities at no cost to either party. Beyond Fitness generally is paid for its personal training services by the health club members that contract for such services.

To the extent that food or clothing concessions are available at the clubs, management subcontracts these services to independent contractors who pay a base rent for the operation of small facilities. Capital Partners believes that for clubs of its size, profitability is enhanced by avoiding food or apparel service due to the extensive time and personnel requirements associated with each, as well as the need to continually monitor inventory.

Financing. As described above, Capital Partners currently finances the equipment for its health clubs through two leasing sources, Sun Trust (formerly, Central Carolina Bank and Trust Company) and Life Fitness, a division of Brunswick Corporation, which typically sells its lease paper to CIT. Through these sources, the purchase price and a market value interest factor for the equipment is financed through full payout amortization payments over a three- to five-year term, with either a $1.00 purchase option or a residual value purchase option at the end of lease term. Certain of the equipment in the facilities is fully paid for and much of the remaining equipment is substantially paid for, with new leases typically written as additional or replacement equipment is acquired.

Employees. Capital Partners currently employs approximately 230 employees, about sixty of whom are full-time. Operation of the clubs is divided into three districts, with each district having a manager who runs one club and oversees the other clubs in the manager’s district. In addition, each district has a club manager for each of the other clubs in the district and an assistant manager overseeing the day-to-day operations of each club, together with the club manager. Each club typically employs 1-4 fitness consultants, 3-6 babysitting employees, 3-6 group fitness instructors, 2-3 salespeople and 2-3 cleaning people. The fitness instructors and personal trainers work at each club, as necessitated by demand. These individuals are typically independent contractors, so that utilization is more common during times of peak demand for their services.

Capital Partners is our sole subsidiary. Capital Partners in turn has nine active special purpose wholly-owned subsidiaries which are responsible for operating its nine separate health clubs: Raleigh Fitness, LLC (Durham); Creedmoor Fitness, LLC (Creedmoor Road, Raleigh); EFS, Inc. (Spring Forest Road, Raleigh); KRS, Inc. (Duraleigh Road, Raleigh); Maynard Fitness, Inc. (Maynard Road, Cary); Sampson’s Gym, Inc. (Buck James Road, Cary); Waverly Fitness, LLC (Waverly Place, Cary); Garner Fitness, LLC (Garner); and Fuquay Fitness, LLC (Fuquay).

Item 2.  Description of Property

During calendar year 2005, we did not own or lease any properties.

The following nine facilities are leased by Capital Partners’ special purpose facilities:

1. Durham, NC. This is a 20,000 square foot facility. It had originally been operated as a Gold’s Gym by the prior owner before the acquisition by the company in 2003. Base rent plus pass through charges total approximately $19,000 per month. An additional 20,000 square feet of adjacent space is available for expansion at no additional cost. The lease expires June 30, 2006.

2. Creedmoor Road, Raleigh, NC. This is a 25,000 square foot facility opened in late 2000. Base rent plus pass through charges total approximately $20,000 per month. An additional 22,000 square feet of expansion space is available. The lease expires April 30, 2011, subject to two 5-year renewal options, with Consumer Price Index (“CPI”) escalators. The lease requires the landlord’s consent to change in beneficial ownership, but not where the beneficial owner is a publicly traded corporation.

3. Spring Forest Road, Raleigh, NC. This is an 18,000 square foot facility acquired approximately ten years ago, and had been operated as a health club facility for at least ten years prior to that time. It is Capital Partners’ oldest facility and presently operated on a month-to-month basis.

4. Glenwood & Duraleigh, Raleigh, NC. This is a 25,000 square foot facility that was opened in 1998 and recently underwent an expansion which included the addition of two basketball courts. Base rent and pass through charges total approximately $20,000 per month. The lease expires December 31, 2013, with a five-year renewal clause order subject to certain CPI escalators. It requires the landlord’s consent to change in beneficial ownership, which has been obtained.

5. Maynard Road, Cary, NC. This is an 18,000 square foot facility opened in 1996. Base rent plus pass through charges total approximately $16,000 per month. Approximately 3,000 square feet of expansion space are available at no additional cost. The lease expires October 31, 2006 and Capital Partners is contemplating whether to renew the lease or migrate the members to a proposed new construction facility. It has three five-year renewal options, subject to certain CPI escalators.

6. Buck Jones Road, Cary, NC. This is the original facility opened by Capital Partners in 1995, comprised of 13,500 square feet and requiring base rent plus pass through expenses of approximately $8,000 per month. The lease expires December 1, 2007, subject to two five-year renewal options. Capital Partners would consider renewing the lease if certain upgrades are provided by the landlord. The tenant has a right of first refusal to purchase the facility in the event of a sale.

7. Waverly Place, Cary, NC. This is a 22,500 square foot facility opened in 2001, and houses Capital Partners’ corporate offices. It is presently on a month-to-month lease. Capital Partners anticipates that it will eventually close this facility and move the club’s members to either the Buck Jones Road facility or a new facility considered for development.

8. Garner, NC. This facility was opened in 2000 and contains 20,500 square feet, leased at approximately $10,000 per month including pass through expenses. Its lease expires in July 14, 2012, subject to one five-year extension. This is the most remote of the locations for Capital Partners’ clubs, approximately twenty-five miles from the next nearest club.

9. Fuquay Varina, NC. This is a 20,000 square foot facility opened in late 2003, with base rent plus pass through expenses totaling approximately $20,000 per month. The lease expires in 2013, with three five-year renewal options. This lease requires the landlord’s consent to change in beneficial ownership, which consent has not yet been obtained. See “Risk Factors - Leases.”

Risk Factors

During 2005, we were considered a “shell corporation” under the SEC’s rules, which carried with it all of the risks inherent in having no substantive assets, as well as accrued, unpaid liabilities with the hope and expectation that a financing transaction could be effected whereby we would be able to effect a cash infusion and/or acquisition of assets. Since the change of control transaction in May 2005, in which M2M Acquisition LLC acquired a substantial majority of our shares, it engaged in dialogue which led to the ultimate acquisition of Capital Partners in February 2006. In order to finance operations through that date, we funded two separate bridge loan financings, both due in 2006. The first was a $500,000 convertible bridge loan facility accruing interest at 7% per annum and providing for automatic conversion into our common stock at a 25% discount off the closing per share value for the first $3,000,000 equity infusion into us, and the second was a $400,000 bridge financing, due on the earlier of October 31, 2006 or such equity financing, bearing simple interest at 12% per annum.

With the consummation of the acquisition of Capital Partners in February 2006, our risk of operating as a shell corporation has ceased. We are now presented with all of the challenges associated with having to procure financing necessary to satisfy our acquisition and bridge financing, as well as related to the overall operation of Capital Partners and our efforts to continue to grow our presence in the health and fitness industries, including the possible acquisition of the Beyond Fitness Companies and other entities.

This Annual Report on Form 10-KSB contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements appear in a number of places herein and include statements regarding the intent, our belief or current expectations with respect to, among others things: (i) the development of our business; (ii) the targeting of industries that will require the use of the business; (iii) trends affecting our financial condition or results of operation; and (iv) our business and growth strategies. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected, expressed or implied, in the forward-looking statements as a result of various factors. The accompanying information contained herein identifies important factors that could cause such differences. Such forward-looking statements speak only as of the date of this Form 10-KSB and we caution potential investors not to place undue reliance on such statements.

Information regarding market and industry statistics contained herein is included based on information available to us that it believes is accurate. It is generally based on industry and other trade publications that are not produced for purposes of securities offerings or economic analysis. We have not reviewed or included data from all sources, and we cannot assure the accuracy or completeness of the data included herein. Forward-looking information obtained from these sources is subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We have no obligation to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements.

Business Risks

Competition. Capital Partners will experience significant competition, and there are virtually no barriers to entry into our business. In the health club industry, there are numerous large chains with substantially greater resources, which include Bally Total Fitness Holding Corporation, Life Time Fitness, Inc. (both publicly traded), 24 Hour Fitness Worldwide, Inc., Health Fitness Corp., Town Sports International, Inc., LA Fitness, The Sports Club Company, Inc. and The WellBridge Company, doing business under various names like Northwest Athletic Club. These larger chains have the ability to enter into select markets and subsidize the cost of operations in order to gain market share through a variety of strategies which include price wars, massive advertising campaigns, and the ability to offer superior amenities. They tend to have access to greater amounts of capital, enabling them to erect state of the art facilities and to attract top talent, which may include Capital Partners’ employees. In addition, by being able to promote national brands, they can in certain instances stretch their advertising dollars further, due to the ability to amortize expenditures over a larger number of clubs, as well as to enter into strategic alliances with other national brands for co-marketing of the brands on a national basis. These larger competitors tend to offer a wider scope of products and services to their customers, including amenities at larger clubs, such as swimming pools, spa’s, rock climbing walls, racquet sports and other sports, not currently offered by Capital Partners, as well as other services such as full menu food offerings, wellness programs and salons, as well as branded apparel and food products.

There is also significant competition from comparably sized chains and smaller unit operators, in addition to health club facilities operated by the YMCA and similar not-for-profit organizations, local governmental and hospital health care and recreational facilities, country clubs, tennis and other athletic clubs, schools, recreational facilities in office and other buildings, condominium and townhome association amenities and home-use equipment.

While we believe that Capital Partners and other businesses that it may acquire in the health club industry will be competitive and able to maintain and grow their businesses, it is expected that competition will intensify over time. In addition, we in most instances expect to structure acquisitions on an earn-out basis where some portion of the purchase price will be contingent on future performance, which is intended to incent the sellers to continue the operations of the facilities aggressively following purchase. There can be no assurances that the sellers will have the same level of enthusiasm for the operation of the businesses following sale, or that if they cease performing services for the businesses, we will be able to install replacement management with the same skill sets and determination as the sellers. We will typically negotiate for a noncompete agreement from the key seller(s) of a business; however, following the termination of the noncompete period, there is always a risk that the seller will attempt to reenter the market and possibly seek to recruit some of the former employees of the business, who may continue to be key employees of the business that the Company acquires.

Debt Obligations. In order to fund operations pending a successful capital raise, we have borrowed an aggregate of $700,000 from various individuals which is due on the initial closing of at least $3,000,000 of the capital raise, and an additional $500,000 which is convertible into common stock (at a 25% discount to the pricing of the capital raise) on such initial closing, but which would also come due in 2006 should an initial closing of this magnitude not be obtained. In addition, we delivered purchase money financing to the two shareholders of Capital Partners in the aggregate principal amount of $6,992,859, which comes due on June 30, 2006 if not previously paid. Our ability to meet the above obligations (as well as our other obligations, including the costs of operating as a public company) is contingent upon us being successful in obtaining sufficient debt and/or equity financing to meet these obligations on a timely basis. Even if we are able to meet such requirements, there can be no assurances that we will be able to raise sufficient additional capital to enable us to grow our business through additional acquisitions and/or internally.

Prior Dealings with Jeremy Jaynes. In 2002, the founder, Edward “Ted” Sampson, of Kapital Engine Investments, Inc., the predecessor entity to Capital Partners, sold a 47.5% interest in Kapital Engine to Mr. Jeremy Jaynes for $4,125,000, comprised of $2,000,000 of cash and the balance by note. In 2003, the founder sold the remaining 52.5% of KEI to Mr. Randall Rohm and a second purchaser (no longer a stockholder) for $3,900,000 comprised of $1,000,000 of cash and a note for the balance, with Mr. Rohm retaining voting control over all of such shares and effective control of the operations of Kapital Engine. In 2005, the shares of the subsidiary entities which operate all of the Capital Partners health clubs were assigned by Kapital Engine to Capital Partners. Subsequently in 2005, Mr. Rohm entered into an agreement with Mr. Jaynes where he acquired 100% of Mr. Jaynes’ stock and economic interest in Kapital Engine for $628,425.

In 2004, Mr. Jaynes was convicted of violation of the Virginia anti-spamming statute and sentenced as a felon to nine years in prison. This related to Mr. Jaynes’ unsolicited sending of unwanted emails to persons in excess of legally permitted levels, as well as using deceptive routing to hide the source of the emails. This conviction is under appeal.

Mr. Jaynes has also been implicated in connection with his alleged involvement in a so-called “pump and dump” penny stock scheme involving a public shell company named Absolute Health & Fitness, Inc., which is unrelated to Capital Partners or its subsidiaries. The Securities & Exchange Commission has filed a civil suit in Florida naming certain individuals who allegedly participated in the scheme. The complaint states that Mr. Rohm was the majority owner of two holding companies that operated several fitness centers which Mr. Jaynes had proposed to be merged with Absolute, and that Mr. Rohm subsequently broke off negotiations for the sale of the businesses to Absolute. However, the complaint states that the stock promoters acted as if the merger had occurred and that the signature appearing under Mr. Rohm’s name was not Mr. Rohm’s signature. The complaint further states that Mr. Rohm never executed an agreement to merge his companies with Absolute. Although Mr. Jaynes was not named as a defendant, it is possible that he will be named as a defendant in the lawsuit or in subsequent criminal proceedings regarding the SEC allegations.

We have performed what we consider to be a commercially reasonable level of due diligence with respect to the above matters and believes Mr. Rohm and Mr. Sampson to be innocent of the alleged wrongdoings surrounding Mr. Jaynes or the other parties in the SEC complaint based upon the information of which we are presently aware. In addition, Mr. Rohm has delivered to us a letter dated December 15, 2004, from the office of the US Attorney for the Eastern District of North Carolina stating that as of that date neither Mr. Rohm nor Mr. Sampson was the target of any investigation being conducted by that office. Nevertheless, there may be significant publicity in the future regarding the Absolute stock scheme and possible attempts by the press to link Mr. Rohm and/or Mr. Sampson to the activities of Mr. Jaynes and other persons accused of wrongdoing. This could have a material adverse impact on us and the market price of our common stock irrespective of the merits of such allegations. In addition, notwithstanding the due diligence conducted to date by us, there is always a risk that there are matters which differ from its present understanding, which could implicate these individuals in such wrongdoing. Current and prospective investors in us should consider these factors and their possible impact on us.

Troubleshooter Investigation. In early February 2006, several articles appeared in the Raleigh press, as well as several local television stories, addressing complaints regarding Capital Partners’ health clubs. One such article states that there were more than 200 complaints over the past thirty-six months with the Better Business Bureau ranging from matters such as broken exercise equipment in select locations to complaints regarding sanitation and improper billing and collection practices. The article states that the North Carolina Attorney General’s Office is investigating over 350 complaints over the past three years. Management of Capital Partners has advised that with nine clubs and over 55,000 members, it is inevitable that complaints will be lodged by members, and that this average annual volume of complaints constitutes less than one half of one percent of the annual membership at the clubs. Nevertheless, any adverse publicity could have a material adverse impact on membership at the clubs and on the market price of our common stock, and could result in fines, requirement for remedial action, or possibly more severe sanctions from the applicable regulatory authorities. Our business plan includes addressing necessary repairs, maintenance and sanitation actions to operate and maintain the clubs to a level of high member satisfaction. There can be no assurances that we will be able to operate the clubs in this manner.

Brands and Reputation. The “Health Partners” and “Capital Partners” brands are not well known, and developing adequate brand awareness may not be possible or may be too costly to achieve. Many of our competitors have much more widespread brand awareness and much more financial ability to promote their brands. In addition, the brands and reputations of Health Partnership and Capital Partners are closely associated with the business and personal reputations of Messrs. Lee Wiskowski, Douglas J. Stukel, Gerard M. Jacobs and Randall Rohm. Any damage to the business or personal reputation of one or more of these individuals could have a material adverse effect on our business, results of operations, financial condition and the trading price of the Company’s common stock.

Governmental Regulation. All areas of the operations of health clubs are subject to regulation on the federal, state and local levels. A significant aspect of the success of a health club is its ability to advertise and bring in new members to grow revenues as well as to replace terminating members. Health club advertisements and membership plans have drawn significant scrutiny from the Federal Trade Commission as well as its counterparts on the state and local levels, especially associated with the truthfulness of the advertising programs and terms of their membership contracts. State statutes have been enacted and/or proposed to regulate the health club industry, including related to:

•	Giving the member the right to a period of typically three to ten days following the signing of a contract, during which period of time the individual can cancel a membership contract;

•	Establishment of limits on the time period and dollar amounts of contracts issued to members;

•	Requiring the posting of bonds and/or escrowing of monies collected in connection with pre-opening membership drives, as well as limiting the time period in which such drives may be effected; and

•
Regulation of so-called deceptive trade practices, where the terms of the membership are deemed to be misleading, or where the offering of negotiated or differing membership terms to individuals may be deemed to be discriminatory.

The existing and future legislation governing the industry will require continued awareness by us and could impact the way business is done in the future. These costs may result in reduced margins, as there may be no way of passing on the benefit of this compliance to the consumer.

To date, Capital Partners has not been subject to any significant adverse governmental enforcement proceedings; however, as noted in “Troubleshooters” above, there have been a certain number of complaints and there may be a current investigation by the North Carolina Attorney General’s Office as to the operation and business practice of Capital Partners.

Dependence on Key Employees. Our success depends to a significant degree upon the continuing contributions of its key management, Lee Wiskowski, Douglas J. Stukel and Gerard M. Jacobs, who will oversee our acquisition and finance strategies as well as of the key employees from Capital Partners, which initially shall include Randall Rohm. We do not maintain key man insurance with respect to any of these individuals. The loss of any of these individuals could have a material adverse effect upon us and our operations. Capital Partners has entered into an employment agreement with Mr. Rohm and anticipates that it will enter into additional employment contracts with certain of the key operations employees of ours, but no other contracts currently exist. Messrs. Wiskowski, Stukel and Jacobs have substantial other business interests and will not be devoting their full time to our business. We do not have employment agreements with Messrs. Wiskowski, Stukel or Jacobs, and could be required to spend significant time, attention and money in finding replacements should any of them no longer be associated with us. There is no assurance we would be able to find similarly qualified replacements which could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

Hiring and/or Retention of Key Personnel. As of the present date, Capital Partners does not employ a qualified controller or chief financial officer. Although Mr. Wiskowski serves currently serves in that capacity for us, he is not a certified public accountant. We are conducting a search for a chief financial officer. It is imperative that we hire a certified public accountant as our chief financial officer, as well as hire a qualified individual to serve as the controller of Capital Partners. Should we fail to do so on a timely basis, we could have substantial difficulty in managing our business and meeting our various reporting requirements on a timely and cost efficient basis. There is no assurance that we will be able to promptly locate and hire suitable accounting personnel or succeed in hiring such personnel at compensation levels acceptable to us. Failure to locate such individuals on terms satisfactory to us and Capital Partners could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock. In addition, we believe that Capital Partners must migrate its internal financial accounting onto a robust general accounting system, and a failure to do so could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock, and could potentially lead to deficiencies in regard to our internal financial controls and reporting.

Over the past several months, Mr. Edward T. Sampson, the chief executive officer of the Beyond Fitness Companies, has been spending a substantial part of his time for no compensation in assisting us in operating Capital Partners, as well as working with potential acquisition candidates, with responsibilities comparable to those of a senior executive officer. He is presently not an officer, director, shareholder or employee of ours. Although he has executed a letter of intent for the sale of his companies to us and to lead our health club operations, the consummation of that transaction is contingent on us entering into and closing a definitive purchase contract for those companies and a corresponding employment agreement for his services. There can be no assurances that the foregoing can be accomplished, in large part because any such acquisition would be contingent upon us obtaining substantial additional funds to finance the same. Should Mr. Sampson cease to provide the above level of services to us, we would need to locate a suitable replacement for him and there are no assurances that one could be found.

Insider Control. Certain individuals and entities controlled by them own a substantial majority of our common stock. Accordingly, they have substantial influence over our policies and management. We may take actions supported by them that may not be viewed by some stockholders to be in our best interest.

Geographic Expansion. Capital Partners currently operates in the Raleigh-Durham market and has been the dominant health club company in that market due to its rapid expansion and the relatively low cost of its club memberships, which may make the market less attractive to new entrants. To the extent that expansion into new geographic markets is effected by internal growth as opposed to acquisition, we may experience greater difficulty than in our current market due to the entrenchment of existing competition, which may compete vigorously to avoid the loss of customers. In addition, profitability of operations is often tied in large part to the ability to operate multiple facilities in a market, which enable the operator to amortize advertising expenditures over a larger base, benefit from name recognition in the community, ability to retain a customer who moves from one sector of the area to another and the ability to attract and retain high quality employees who can oversee multiple location facilities.

The success of Capital Partners in the Raleigh-Durham market may be due in large part to the familiarity of its management with both the customs of the local market and the geographic nuances of the market. As it seeks to expand into other markets, there will be less familiarity with the drivers to success in those markets. In addition, site selection will be critical, and there can be no assurances that access to geographical and demand generation information will be sufficient to ensure success in those markets.

Membership Retention and Need for New Members. Our success will be tied in large part to its ability to continue to attract and retain new members. There can be no assurances that we will be successful in this regard or that the market will continue to generate new prospective members in sufficient numbers. See “Competition” above. We believe that the health club industry experiences significant turn over in memberships due to a variety of reasons, including members switching to clubs with other amenities, the decision to simply not renew the membership, moving to new locales and financial inability to continue as members. Consequently, we believe we must attract and retain a large number of paying members on an ongoing basis. To do so, we must continue to invest significant resources in order to enhance its existing facilities, equipment and services, and to introduce new high-quality facilities, equipment and services. Further, if we are unable to predict member preferences or industry changes, or if we are unable to modify our facilities, equipment and services on a timely basis, we may lose existing members and may fail to attract new members. There is no assurance that we will have the personnel, financial or other resources required to enhance existing and introduce new facilities, equipment and services. Failure to enhance or develop facilities, equipment and services or to respond to the needs of members in an effective or timely manner could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock. We cannot provide any assurances that we will be able to add more members than it loses each month. Failure to increase our membership on a cost-effective basis could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

Trademark Protection. Capital Partners has been operating under the “Beyond Fitness” service mark since its inception. To date, no Federal Registration application has been submitted for the service mark and Capital Partners has been relying upon its common law rights with respect to the mark. We expect to submit a federal registration application following the payment in full for the Capital Partners acquisition, absent a decision to operate under a different mark. There can be no assurances that the US Patent and Trademark Office will grant a federal registration for the service mark or that if granted, it will be enforceable at all, or with respect to all current or future anticipated uses by us. In a preliminary search of registered marks, the mark “Beyond Fitness” was granted to one registrant in 2003 for the provision of wellness services (showing first use in 1997), which although not directly related to health club and personal training services, is in the general health care field. While we believe that Capital Partners has enforceable rights in the Beyond Fitness mark, there can be no assurances that the mark will be registered or given sufficiently broad protection. Even if the Beyond Fitness mark is fully registered, we will be required to enforce the mark against potential infringers, and would have to bear costs in connection with any such proceedings. There is always a risk that in connection with an enforcement proceeding, the court could declare the prior grant of the mark to be invalid or unenforceable.

Leases. Certain of the leases for the Capital Partners facilities typically have change in control provisions, which were triggered upon the Merger or which were triggered in connection with a prior change of control in 2003. Not all of the required landlord consents were obtained upon the closing of the Merger. The requisite landlord consents were obtained for all of Capital Partners’ leases except the two month-to-month leases where management anticipates moving to a new location and/or consolidating the members in one of its other nearby clubs, and the health club located in Fuquay Varina, North Carolina. The landlord of the Fuquay Varina facility has delivered notice of termination of its lease, but at the same time has expressed a willingness to either reinstate or enter into a new lease for the facility, contingent upon delivery of an increased security deposit (which has been done) and receipt of additional personal guarantees for the facility (currently under negotiation). In the event the lease cannot be reinstated or replaced by a new lease, we could lose the benefits of this facility. In addition, there can be no assurances that moving Capital Partners’ members who currently support clubs on month-to-month leases into new or existing clubs can be effected on a timely and cost effective basis or that the members will accept any such new facility. To the extent a consent is not obtained, Capital Partners may be required to vacate the premises and open a new club in a new location and may have potential exposure with respect to the lease. Prior to our acquisition of Capital Partners, its management advised us that the opening of a new facility is often quite easy and can be done quickly, however there can be no assurances that this will be the case or that there will not be significant member loss in connection with a new club location. In addition, there would be a need to invest in additional leasehold improvements in the event of such a move, and there can be no assurances that we would have the capital necessary to effect the same.

Ability to Access Sufficient Capital for Future Acquisitions and Developments. Our continued growth through our strategy to acquire additional health club facilities will be contingent upon our having access to sufficient capital from a variety of sources, including equity raises, debt financing, internally generated earnings and the ability to use our stock as currency—which in turn is contingent in large part upon our ability to maintain a liquid market for our shares at acceptable price levels. There can be no assurances that we will be able to borrow sufficient capital to meet our needs, or if so, that such loan and/or new equity will be provided on terms satisfactory to us or to investors.

In the event that we are able to borrow monies to fund acquisitions and/or operations, it will be subject to leverage. Typically, leverage results in less dilution than in connection with equity financings. However, it also increases our risk profile in that cash is required to service the debt, ongoing covenants are typically employed which can restrict the way in which we are operated and, if the financing comes due either upon maturity or an event of default, we may lack the resources at that time to either pay off or refinance the debt, or if we are able to refinance, it may be on terms that are less favorable than those originally in place, and may require additional equity or quasi equity accommodations.

Development of new club facilities requires significant additional capital. This includes monies necessary to fund leasehold improvements and purchase of equipment (to the extent equipment financing is not available). In addition, if we begin to develop larger facilities, it may be more beneficial to own the facilities due to the significant capital expenditures that would not be recouped in the event of lease termination. There can be no assurances that we will have sufficient capital available to fund the cash down payment and/or the necessary credit to fund mortgage financing for owned facilities.

Accounting Projections. Any accounting projections used by us as to future events are based upon assumptions made by us regarding the future. There is no assurance that actual events will correspond with these assumptions. Actual results for any period may or may not approximate such statements. In the event that we experience delays in raising capital, our business plan may be adversely affected.

Significant Fluctuations in Quarterly Operating Results. We may experience significant fluctuations in future quarterly operating results from a number of factors, including: (i) the timing and nature of expansion efforts in both new and existing markets; (ii) the introduction of new products or services and the market response to those introductions; (iii) the timing and nature of sales transactions and accounting treatment with respect to customer contracts; (iv) seasonal trends; (v) changes in pricing policies or service offerings; (vi) changes in the level of marketing and other operating expenses to support future growth; (vii) competitive factors; and (viii) general economic conditions. Consequently, quarterly revenue and operating results may fluctuate significantly, and we believe that period-to-period comparisons of results will not necessarily be meaningful and should not be relied upon as an indication of future performance. Furthermore, due to the foregoing factors, among others, it is likely that our future quarterly operating results from time to time may not meet the expectations of research analysts or investors, which may have an adverse effect on the price of our common stock.

Management of Growth. Our anticipated growth through acquisitions and organic expansion is expected to place a significant strain on our managerial, operational, technical and financial resources. We expect operating expenses and staffing levels to increase substantially in the future as we expand. To manage our growth, we must expand our operational and technical capabilities, increase, train and manage our employee base and manage multiple relationships with customers, suppliers and other third parties. There can be no assurance that we will be able to manage our expanding operations effectively. Any failure of us to implement effective management and operating systems, add resources on a cost-effective basis or effectively manage our expansion could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

Need for Additional Capital. We will need to procure additional financing over time, the amount and timing of which will depend on a number of factors including the pace of expansion of our markets and customer base, services offered and development efforts and the cash flow generated by its operations. We cannot predict the extent to which we will require additional financing. There can be no assurance regarding the availability or terms of additional financing we may be able to procure over time. Any future debt financing or issuance of preferred equity by us could be senior to the rights of shareholders, and any future issuance of equity could result in the dilution of the then existing owners’ proportionate equity interests in us.

Actions Not Requiring Your Approval. The terms and conditions of any acquisition could require us to take actions that would not require shareholder approval. In order to acquire certain companies or assets, we may issue additional shares of common or preferred stock, borrow money or issue debt instruments including debt convertible into capital stock. Not all of these actions would require your approval even if these actions dilute stockholders’ economic or voting interests.

Acquisitions. We may not be able to identify, negotiate, finance or close acquisitions. A significant component of our growth strategy focuses on acquiring additional companies or assets. We may not, however, be able to identify or acquire companies or assets on acceptable terms if at all. Additionally, we may need to finance all or a portion of the purchase price for an acquisition by incurring indebtedness. There can be no assurance that we will able to obtain financing on terms that are favorable, if at all, which will limit our ability to acquire additional companies or assets in the future. Failure to acquire additional companies or assets on acceptable terms, if at all, would have a material adverse effect on our ability to increase assets, revenues and net income and on the trading price of our common stock.

Integration of Acquired Businesses. We may be unable to successfully integrate acquired businesses. Even if we are able to acquire additional companies or assets, we may not be able to successfully integrate these companies or assets. For example, we may need to integrate widely dispersed operations with different corporate cultures, operating margins, competitive environments, computer systems, compensation schemes, business plans and growth potential requiring significant management time and attention. Failure to successfully integrate acquired businesses could have a material adverse effect on our business, results of operations and financial condition and the trading price of our common stock.

Earnouts. We have agreed to pay earnouts in regard to our acquisition of Capital Partners. We will likely also agree to contingent payout arrangements in connection with future acquisitions. There is no assurance that we will have cash available to pay these earnouts if they are earned. Thus, we may have to borrow additional monies or sell additional equity to raise the needed funds, which may have a material adverse effect on our results of operations, financial condition, business prospects and the trading price of our common stock.

Investment Risks

National Securities Listing. Listing on a national exchange such as the American Stock Exchange (“AMEX”), or NASDAQ Capital Market or NASDAQ National Market may be sought, but is not assured. There is no guarantee that if such listing is pursued, we will meet the listing requirements or that such efforts to list our common stock on any national or regional exchange will be successful, or if successful, will be maintained, including but not limited to requirements associated with maintenance of a minimum net worth, minimum stock price and ability to establish a sufficient number of market makers.

We Do Not Expect to Pay Dividends. For the foreseeable future, it is anticipated that earnings, if any, which may be generated from our operations will be used to finance our growth and that dividends may not be paid to holders of our shares of common stock.

Our Articles of Incorporation, Bylaws and State Law May Contain Provisions that Preserve Current Management. Provisions of state law, our articles of incorporation and by-laws may discourage, delay or prevent a change in the Company’s management team that stockholders may consider favorable. These provisions will be likely to include:

•	authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;

•	permitting stockholder action by written consent; and

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

These provisions, if included in our articles of incorporation or by-laws, could allow our board of directors to affect the investor’s rights as a stockholder since the board of directors can make it more difficult for preferred stockholders or common stockholders to replace members of the board. Because the board of directors is responsible for appointing the members of the management team, these provisions could, in turn, affect any attempt to replace the current or future management team.

There are Additional Costs of Being a Public Company and those Costs may be Significant. We are subject to the information and reporting requirements of the U.S. securities laws. The U.S. securities laws require, among other things, review, audit and public reporting of our financial results, business activities and other matters. The public company costs of preparing and filing registration statements, as well as annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders will cause expenses to be higher than if it were privately-held. These increased costs may be material and may include the hiring of additional employees and/or the retention of additional consultants and professionals. Failure by us to comply with the federal or state securities laws could result in private or governmental legal action against us and/or our officers and directors, which could have a detrimental effect on our business and finances, the value of our stock and the ability of stockholders to resell their stock.

Our Common Stock may be Considered “Penny Stock” and may be Difficult to Trade. The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market or exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock may be less than $5.00 per share and, therefore, may be designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.

Certain of our Shares are Eligible for Sale, and their Sale Could Depress the Market Price of our Stock. Much of our common stock is subject to resale under Rule 144, subject to certain volume limitations. Shares which are not registered may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for our common stock. In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market shares of our common stock in an amount equal to the greater of 1% of the outstanding shares or the average weekly number of shares sold in the last four weeks prior to such sale. Such sales may be repeated once each three months, and any amount of the restricted shares may be sold by a non-affiliate after they have been held two years.

Indemnification of Officers and Directors. We intend to indemnify our officers and directors to the fullest extent permissible under the law. Under most circumstances, our officers and directors may not be held liable to us or our equity owners for errors in judgment or other acts or omissions in the conduct of our business unless such errors in judgment, acts or omissions constitute fraud, gross negligence or malfeasance.

Item 3.  Legal Proceedings

We are not subject to any legal proceedings.

However, our subsidiary, Capital Partners, is subject to a lawsuit regarding a prior financing arrangement. In November 2004, Capital Partners financed certain of its billing equipment and software from Duvera Billing Services, a billing company based upon $350,000 of cumulative borrowings (plus interest), being paid out through level amortization over an approximately sixteen-month period for the first $250,000 and a two-year period for the remaining $100,000. Approximately $25,000 remains on this obligation. In addition, Duvera entered into a factoring arrangement with Capital Partners where, over time, approximately $448,000 of funds were provided in exchange for sale of two-year membership contracts at an approximately 32% discount to the aggregate funds to be paid out over their terms. The agreement contemplates that, should a contract be terminated or fall into default, Capital Partners is responsible for replacing the contract with a substitute performing contract for like payments, or is liable for the deficiency with respect to the future payout from the terminated or defaulted contracts. On January 30, 2006, approximately $389,000 in principal amount of this purchase obligation remained. Duvera instituted suit to collect all indebtedness owed to it in February 2006, and subsequent to such filing Capital Partners forwarded replacement contracts to put the arrangement back in balance; the suit has not yet been withdrawn. We believe, but cannot guarantee, that the suit may be withdrawn once the original $25,000 loan obligation is either timely satisfied or other appropriate arrangements for payment can be made.

None of our officers, directors or holders of 5% or more of our securities or any of their respective affiliates is a party to any matter adverse to us.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders in the fourth quarter of 2005.

PART II

Item 5.  Market for Mind2Market, Inc.’s Common Equity and Related Stockholder Matters

As of April 14, 2006, there were approximately 185 registered holders of shares of our outstanding common stock. Our common stock was traded on the “Over-the-Counter” Bulletin Board (the “OTCBB”) market under the symbol MTMI from June 2001 through April 2002, but also traded in the Pink Sheets for most of 2004 under the symbol MTMI. It began trading on OTCBB again in the fall of 2004, and changed its trading symbol to MTMK.OB in April 2005. Commencing in the second quarter of 2005, our stock began trading under the symbol HHPN.OB. No dividends have been paid to shareholders to date and no assurance can be made that any dividends will ever be paid to shareholders.

Prices shown are closing prices without adjustments, interdealer markups, commissions or discounts.

2004	High	Low
1st Quarter	1.00	1.00
2nd Quarter	1.00	0.15
3rd Quarter	0.25	0.05
4th Quarter	0.50	0.05

2005	High	Low
1st Quarter	2.50	0.20
2nd Quarter	0.75	0.75
3rd Quarter	0.75	0.10
4th Quarter	5.00	0.10

There currently is a limited public market for our common stock on the OTCBB and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Unless and until our common shares are listed on a national securities exchange, it is likely that the common shares will be defined as “penny stocks” under the Exchange Act and SEC rules thereunder. The Exchange Act and penny stock rules generally impose additional sales practice and disclosure requirements upon broker-dealers who sell penny stocks to persons other than certain “accredited investors” (generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse) or in transactions not recommended by the broker-dealer.

For transactions covered by the penny stock rules, the broker-dealer must make a suitability determination for each purchaser and receive the purchaser’s written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the SEC. So long as our common shares are considered “penny stocks,” many brokers will be reluctant or will refuse to effect transactions in our shares, and many lending institutions will not permit the use of penny stocks as collateral for any loans.

Effective August 11, 1993, the SEC adopted Rule 15g-9, which established the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) that the broker or dealer receive from the investor a written agreement to transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form: (1) sets forth the basis on which the broker or dealer made the suitability determination; and (2) states that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

We have never paid dividends on our common stock.

We have no securities authorized for issuance under any equity compensation plan as of December 31, 2005.

Item 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Changes in Financial Condition and Results of Operations. We had no primary income source or operations for the calendar years ended December 31, 2005 or 2004. For a discussion of the financial condition and changes in financial condition and results of operations of Capital Partners, refer to our Form 8-K and Form 8-KA which has been separately filed with the Securities and Exchange Commission.

Results of operations for the Year Ended December 31, 2005 and Compared to Prior Year 2004. We had no revenues in 2005 or 2004. We incurred expenses in 2005 due to merger discussions and legal fees for acquiring additional financing. We accrued or incurred expenses of $344,305 in 2005, compared to $10,007 incurred in 2005.

The primary expenses in 2005 were accounting, administrative and consulting of $232,792, and legal fees of 75,505. We accrued $36,000 interest expense for the new loans compared to $10,077 administrative expenses in 2004.

A note for subsequent events was added to include the merger of Capital Partners with a wholly-owned subsidiary of ours, effective February 13, 2006. Proforma financials have been included. Our financial statements have been audited as of December 31, 2005, however, the financial statements for Capital Partners have not been audited and are in process. The pro forma financials incorporate the unaudited financial statements of Capital Partners.

Results of Operations for the Year Ended December 31, 2004 as Compared to Prior Year 2003. We had no revenues in year 2004 or 2003. We incurred limited expenses in 2004 since operations were minimal. We accrued or expended $10,077 in total expenses in 2004, compared to 2003 expenses of $143,946.

The primary expenses in 2004 were accounting and administrative of $10,077, as compared to the expenses 2003 of $143,946, which were primarily interest on loans. The operating loss for 2004 was ($10,077) compared to ($143,946) in 2003. The operating loss per share was nominal in 2004 and ($.01) in 2003.

We reached settlements with various debt holders in 2004 such that a total of $2,647,627 in debt was released and settled for $95,000, of which $88,000 was advanced by a shareholder, and the issuance of 2,000,000 shares of our common stock. This is treated as an extraordinary event, not as operating income.

Going Concern Qualification. Our auditors included in their report a “Going Concern Qualification,” indicating that we do not appear to have sufficient resources and cash flows to overcome our debts and have any continuing business.

Item 7.  Financial Statements and Supplementary Data

The response to this item is included as a separate exhibit to this report and are incorporated herein by reference.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8a.  Controls and Procedures

Our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005 and has concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of such date.

There were no changes in internal controls or in other factors that could affect internal controls subsequent to December 31, 2005, the most recent evaluation of such, including any corrective actions with regard to deficiencies and material weaknesses.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following individuals are the Company’s directors and executive officers as of date of filing of this report:

Name	Age	Positions Held with Company
Gerard M. Jacobs	50	Chairman of the Board/Chief Executive Officer
Douglas J. Stukel	36	Director/President
Lee Wiskowski	39	Director/Treasurer/Secretary
Randall Rohm	31	Chief Operating Officer of Capital Partners

Background information about each director and executive officer is as follows:

Gerard M. Jacobs, CEO and Chairman of Board of Directors, Age 50. Mr. Jacobs was appointed as the chairman of our board of directors and as its chief executive officer on February 13, 2006. Since December 2001, Mr. Jacobs has served as the chief executive officer, secretary and treasurer of Think Partnership Inc. (f/k/a CGI Holding Corporation), an AMEX listed provider of internet services including internet advertising, online dating and online educational services. Mr. Jacobs also served as president of Think Partnership from December 2001 to December 2005. From March 1999 until December 2001, Mr. Jacobs was an officer and director of several privately held companies. From 1995 until March 1999, Mr. Jacobs served as the chief executive officer of Metal Management, Inc., Chicago, Illinois, a NASDAQ listed metal processor and dealer. Mr. Jacobs is a graduate of Harvard University, where he was elected to Phi Beta Kappa, and of The University of Chicago Law School, which he attended as a Weymouth Kirkland Law Scholar. Mr. Jacobs was elected twice to the Board of Education of District 200, Oak Park and River Forest High School, Oak Park, Illinois.

Douglas J. Stukel, President and Director, Age 36. On November 15, 2005, Mr. Stukel was appointed to serve as our President and as a member of our board of directors. Mr. Stukel also serves as a director of Capital Growth Systems, Inc. (“CGS”) and as the co-chief executive officer of CGS. Mr. Stukel, together with Mr. Wiskowski, led the investor group which purchased the majority stake in CGS, and subsequently raised substantial capital to fund working capital requirements in connection with CGS’ acquisitions of Nexvu Technologies, LLC and Frontrunner Network Systems, Inc. In addition, Mr. Stukel is a co-founder of Premier Holdings of Illinois, LLC, a distributor of medical supplies based in Joliet, Illinois. Mr. Stukel served as the president of Cendant Home Funding, a residential mortgage company based in Joliet, Illinois, from 1997 until 2001. Mr. Stukel is also a co-founder of Momentum Capital, LLC, a privately held firm providing financial advisory services in connection with mergers and acquisitions and analysis as to strategic alternatives. As a co-founder of Momentum Capital, LLC, Mr. Stukel’s responsibilities are related to the location of potential clients, the negotiation of agreements with those clients and the provision of advisory services related to the clients. Mr. Stukel also serves as an officer and director of Mountains West Exploration, Inc., a publicly reporting shell corporation which has announced a nonbinding letter of intent to acquire certain assets in the internet dating business.

Lee Wiskowski, Secretary, Treasurer and Director, Age 39. Mr. Wiskowski was appointed to serve as our Secretary and Treasurer and as a member of our board of directors. Mr. Wiskowski also serves as a director of Capital Growth Systems, Inc. (“CGS”) and as a co-chief executive officer of CGS. In 1994, Mr. Wiskowski was the co-founder of Madison Securities and early in 1999 was a co-founder of Advanced Equities, Inc., both NASD licensed broker-dealers focusing on emerging growth companies. During his tenure with these two companies, Mr. Wiskowski had significant responsibility in the companies’ raising of capital for private and public placements, primarily of high technology companies. Mr. Wiskowski sold his interest to the other principals of Advanced Equities approximately five years ago. Since December, 2002, Mr. Wiskowksi has been engaged in the business of providing financial and advisory services to emerging growth companies through Grander, LLC and Momentum Capital, LLC, both privately held advisory and consulting firms. As the sole owner of Grander, LLC and co-founder of Momentum Capital, LLC, Mr. Wiskowski’s responsibilities are related to the location of potential clients, the negotiation of agreements with those clients and the provision of advisory services related to the clients. Mr. Wiskowski also serves as an officer and director of Mountains West Exploration, Inc., a publicly reporting shell corporation which has announced a nonbinding letter of intent to acquire certain assets in the internet dating business.

Randall Rohm. On February 13, 2006, Mr. Rohm became the chief operating officer of Capital Partners. Prior to that, Mr. Rohm served as the chief executive officer of Capital Partners since his purchase of majority control of the chain in 2003. Since that time, he has opened two new clubs. He is a former high school and college athlete and has pursued physical fitness and entrepeneurialism his entire adult life. Mr. Rohm was certified as a physical fitness trainer in 1997 and left school to pursue a career in health club management. In addition, he started and successfully operated a limousine business from 1998-2004.

Audit Committee

We are not a “listed company” under SEC rules and are, therefore, not required to have an audit committee comprised of independent directors. Our entire board serves as our audit committee. No member of our board is considered “independent” pursuant to Section 10A(m)(3) of the Securities Act of 1934, as amended. The board has determined that its members are able to read and understand fundamental financial statements and have substantial business experience that results in their financial sophistication. Accordingly, the board believes that its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations of members of the audit committee.

Committees and Procedures

We have no standing audit, nominating and compensation committees of the board of directors, or committees performing similar functions. The board acts itself in lieu of committees due to its small size. The view of our board of directors is that it is appropriate for us not to have such a committee at this time, because all directors participate in the consideration of director nominees and the board is so small.

The full board acts as “nominating committee,” and as such is not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to section 6(a) of the Securities and Exchange Act of 1934 (15 U.S.C. 78f(a)). The nominating committee has no policy regarding the consideration of any director candidates recommended by security holders, but the committee will consider director candidates recommended by security holders. The basis for the view of the board of directors that it is appropriate for the registrant not to have such a policy is that there is no need to adopt a policy for a small company. There are no specific, minimum qualifications that the nominating committee believes must be met by a nominee recommended by security holders except to find anyone willing to serve with clean background. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board. The nominating committee’s process for identifying and evaluating nominees for director, including nominees recommended by security holders, is to find anyone willing to serve with clean background, and who in the opinion of the nominating committee would serve as an asset to us based on background, experience and character. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.

Other Information Regarding Our Directors and Executive Officers

There are no family relationships among the current executive officers and directors. Also, none of our executive officers or directors is involved in a proceeding adverse to us. Additionally, none of such persons is or has been:

•
involved in a bankruptcy petition filed by or against any business of which such persons was a general partner or executive officer either at the time of bankruptcy or within two years prior to that time;

•	convicted of a criminal proceeding or is being subject to a pending criminal proceeding;

•
subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limited his involvement in any type of business, securities or banking activities; or

•
found by a court of competent jurisdiction, the SEC or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law and the judgment has not been reversed, suspended or vacated.

Employment Agreements

We do not have employment agreements with Messrs. Jacobs, Wiskowski or Stukel. We may enter into such agreements in the future. In connection with our acquisition of Capital Partners, we entered into a three-year employment agreement with Randall Rohm to employ him as the chief operating officer of Capital Partner at a base salary of $200,000, subject to increase in the sole discretion of Capital Partners. He is entitled to a guaranteed $50,000 bonus for each full year of employment where Capital Partners achieves an EBITDA which equals or exceeds that generated for 2005. He will report directly to the CEO of Capital Partners, who initially is Gerard M. Jacobs. It contains customary noncompete, nonsolicitation and confidentiality provisions and provides Capital Partners the right to discharge under certain circumstances “for cause.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our directors, executive officers and persons who own more than 10% of our outstanding common stock file initial reports of ownership and reports of changes in ownership in the common stock with the SEC. Officers, directors and stockholders who own more than 10% of the outstanding common stock of the Company are required by the SEC to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on the review of the copies of these reports furnished to us and written representations that no other reports were required during the year ended December 31, 2005, all officers, directors and 10% stockholders complied with all applicable Section 16(a) filing requirements.

Code of Ethics

We have adopted a Code of Ethics for our employees, officers and directors. A copy of our Code of Ethics is filed with this Annual Report on Form 10-KSB.

Item 10.  Executive Compensation

Officers’ and Directors’ Compensation

The following table sets forth the compensation of our executive officers and directors for services in all capacities to us and our subsidiaries during the two fiscal years ended December 31, 2005.

					Long-Term
					Awards of
	Annual Compensation			Other Annual	Options
Name and Principal Position	Year	Salary	Bonus	Compensation	(# Shares)
Gerard M. Jacobs (CEO/Director)	2005	0	0	0	0
	2004	0	0	0	0
Lee Wiskowski (Secretary/Treasurer/Director)	2005	0	0	0	0
	2004	0	0	0	0
Douglas J. Stukel (President/Director)	2005	0	0	0	0
	2004	0	0	0	0
James R. Clark (Former Chairman & CEO)(1)	2005	0	0	0	0
	2004	20,000	0	0	0
Wesley Whiting (Former Director)(1)	2005	0	0	0	0
	2004	0	0	0	0
Redgie Green (Former Director)(1)	2005	0	0	0	0
	2004	0	0	0	0
All Officers and Directors as a Group	2005	20,000	0	0	0
	2004	0	0	0	0
__________________
(1)	Resigned shortly prior to or shortly following the change-in-control in favor of M2M Acquisition, LLC in May 2005.

Other than the remuneration discussed above, we have no retirement, pension, profit sharing, stock option or similar program for the benefit of our officers, directors or employees, nor do we have a long-term incentive compensation program.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth beneficial ownership of our common stock as of December 31, 2005 by: (i) each director and executive officer of ours (including options, warrants or other rights exercisable within 60 days); (ii) all officers and executive officers, as a group; and (iii) all persons known by us to own more than 5% of our common stock. The table shows beneficial ownership of the shares. Except as otherwise indicated, each stockholder named in the table has sole voting and investment power with respect to the shares beneficially owned. On December 31, 2005, there were 15,985,305 shares of common stock outstanding.

Beneficial Owners/Management	Shares(5)		Percentage
Gerard M. Jacobs(1) Chairman of the Board and Chief Executive Officer c/o 31 North Suffolk Lane Lake Forest, IL 60045	0	(1)	0%
Lee Wiskowski(2)(3) Director, Treasurer and Secretary c/o 3111 North Seminary - Suite 1N Chicago, IL 60657	2,891,679		18.09%
Douglas J. Stukel(2)(4) Director and President c/o 24750 Manor Drive Shorewood, IL 60431	2,891,679		18.09%
Roberti Jacobs Family Trust c/o Joan B. Roberti, Trustee 31 North Suffolk Lane Lake Forest, IL 60045	9,437,500		59.03%
All Executive Officers and Directors as a Group	5,722,929	(6)	35.80%

__________________
(1)
Does not include 9,437,500 shares owned by the Roberti Jacobs Family Trust, which is an irrevocable trust. The trustee of the trust is the mother-in-law of Gerard M. Jacobs; he is our chairman and chief executive officer. Mr. Jacobs is neither a trustee nor a beneficiary of the Roberti Jacobs Family Trust; however, his children are beneficiaries of the trust. Mr. Jacobs has disclaimed any beneficial ownership of any of the securities owned by the Roberti Jacobs Family Trust. Mr. Jacobs also has been granted an irrevocable proxy to vote the shares of our common stock that are owned by each of Lee Wiskowski and Douglas Stukel, and their respective affiliates (which include Grander, LLC and DJS Investments II, LLC, respectively), as well as by Randall Rohm, Thomas Flynn and their respective affiliates. These irrevocable proxies allow Mr. Jacobs the right to vote 9,158,930 shares of our common stock.

(2)
Includes 60,249 shares of common stock that may be acquired by option in favor of M2M Acquisition, LLC (of which Mr. Wiskowski is the manager and affiliates of Messrs. Wiskowski and Stukel are members).

(3)	2,831,250 shares of common stock are owned outright by Grander, LLC, a limited liability company owned 100% and controlled by Lee Wiskowski.
(4)	2,831,250 shares of common stock are owned outright by DJS Investments II, LLC, a limited liability company owned 100% and controlled by Douglas J. Stukel.
(5)	Does not include 3,279,953 shares of common stock issued on February 13, 2006 to Randall Rohm in connection with the merger of Capital Partners with a subsidiary of ours.
(6)
Represents the 2,831,250 shares of common stock owned outright by each of Grander, LLC and DJS Investments II, LLC and the option to purchase 60,429 shares held by M2M Acquisition, LLC, of which Messrs. Wiskowski and Stukel are beneficial owners.

We have no securities authorized for issuance under any equity compensation plan.

Item 12.  Certain Relationships and Related Transactions

Stock Purchase and Loan Agreement. On May 20, 2005, we entered into a Stock Purchase and Loan Agreement with M2M Acquisition, LLC, an Illinois limited liability company. Pursuant to the terms of the Purchase Agreement, on May 20, 2005: (1) we issued 15,200,000 shares of our common stock to M2M Acquisition, representing approximately 95% of our outstanding shares of common stock; and (2) M2M Acquisition paid us $450,000 in cash, of which $15,200 represents the purchase price of the shares and $434,800 was a loan to us. The loan was evidenced by a promissory note that matured in a single installment on August 13, 2005 and bore interest at a rate equal to the lesser of the maximum legally permitted rate or the rate of 18% per annum, plus a charge of approximately $1,500, subject to a 21% per annum default rate of interest. The Purchase Agreement further required us to reimburse M2M Acquisition for its legal and other costs and fees associated with the transaction. We repaid the M2 Acquisition loan with the proceeds from the convertible debentures (see discussion below).

M2M Acquisition funded the acquisition of the shares and the loan with proceeds of a loan from a private investor. This private investor loan was evidenced by a promissory note having a principal amount of $450,000 that matured in a single installment on August 13, 2005 and bore interest at a rate of 18% per annum. Following an event of default under the note, the note bears interest at a rate of 21% per annum. The private investor also required that M2M distribute 100,000 shares to the lender, which was done. The investor loan was repaid with the proceeds of repayment of the Loan from M2M Acquisition to us.

Immediately following the acquisition of the shares, M2M Acquisition transferred 100,000 shares to the lender as consideration for the M2M Loan and distributed the remainder of the shares (15,100,000 shares) to its members on a pro rata basis based upon each member’s ownership interest in M2M. (Grander, LLC, an Illinois limited liability company, DJS Investments II, LLC, an Illinois limited liability company, and the Roberti Jacobs Family Trust).

Additionally, in connection with the purchase agreement, M2M Acquisition acquired from certain of our stockholders options entitling M2M Acquisition to purchase up to 340,996 additional shares of our common stock held by such stockholders. The options were exercisable as follows: (1) 120,249 shares on or before August 10, 2005 at a price of $5.00 per share; (2) 80,249 shares on or before November 8, 2005 at a price of $5.00 per share; (3) 80,249 shares on or before February 6, 2006 at a price of $7.00 per share; and (4) 60,249 shares on or before May 12, 2006 at a price of $10.00 per share. All of the options have lapsed with the exception of the last option, which is outstanding as of the date of this Report

Convertible Debentures. In October 2005 we issued a series of notes (convertible debentures) totaling $500,000 in principal amount, bearing simple interest at 7% per annum and maturing one year from issuance. The principal plus interest accrued under the convertible debentures automatically convert into our common stock effective upon our closing on an equity raise of $3,000,000 (inclusive of the amount of equity issued on conversion of the convertible debentures) or more, at a 25% discount to the price paid per share to investors in the equity raise. The holders of the convertible debentures includes The Roberti Jacobs Family Trust, which invested $21,668.

Bridge Loans. In December, 2005, Douglas J. Stukel and two other individuals loaned an aggregate of $300,000 to us ($100,000 by Mr. Stukel), which was supplemented by an additional $100,000 loan on January 30, 2006, which in turn was loaned by us to Capital Partners at 8% per annum to enable Capital Partners’ shareholders to effect the funding of the buyout of a former minority shareholder of its predecessor entity and, to enable it to fund certain of its working capital requirements. All of these loans to us bear simple interest at 12% per annum and are due upon the earlier of October 31, 2006 or the initial closing of a private offering by us for equity securities.

Advisory Fees. We expect to pay advisory fees to our current and future officers and directors, as well as possibly other persons assisting us in the acquisitions of Capital Partners, the Beyond Fitness Companies and/or other companies we may purchase, which amounts are presently undeterminable. These fees are expected to be awarded by the Board of Directors and paid for identification and negotiation of the acquisition of targeted portfolio companies, as well as services associated with the consummation of the acquisitions.

Item 13. Exhibits and Reports on Form 8-K.

LIST OF EXHIBITS
EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

2.1
Agreement and Plan of Merger dated February 13, 2006, by and among Health Partnership Inc., Capital Partners Merger Sub, Inc., Capital Partners Acquisition Sub, Inc., Capital Partners for Health & Fitness, Inc., Randall Rohm and Thomas Flynn.[1]

3.1	Articles of Incorporation of Health Partnership Inc.[2]

3.2	Form of Bylaws of Health Partnership Inc.[2]

3.3	Form of Articles of Merger merging Capital Partners Merger Sub, Inc., a North Carolina corporation, with Capital Partners for Health & Fitness, Inc., a North Carolina corporation. [2]

3.4	Form of Articles of Merger merging Capital Partners for Health & Fitness, Inc., a North Carolina corporation, with Capital Partners Acquisition Sub, Inc., a North Carolina corporation. [2]

10.1	Form of Note Purchase Agreement used in connection with the issuance of the Company’s convertible debentures totaling $500,000. [2]

10.2	Form of Note Purchase Agreement used in connection with the $400,000, in the aggregate, bridge loan to Capital Partners. [2]

10.3	Form of Membership Agreement used by Capital Partners’ health club facilities. [2]

10.4	Maser Loan Agreement dated November 16, 2004, between Kapital Engine Investments, Inc. and Duvera Billing Services, LLC. [2]

10.5	Form of Equipment Lease between Life Fitness, a division Brunswick Corporation, and the Company. [2]

10.6	Form of Equipment Finance Lease Agreement between Central Carolina Bank and the Company. [2]

10.7	Form of Employment Agreement between Capital Partners and Randall Rohm. [1]

10.8	Purchase Note. [1]

10.9	Form of Debenture for $400,000 bridge loans. [3]

14.1	Code of Ethics.[3]

21.1	Subsidiaries of the Company [3]

24.1	Powers of Attorney. (Contained on signature page) [3]

31.1	Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [3]

31.2	Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [3]

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [3]

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [3]

1  Incorporated by reference to the Registrant’s current Report on Form 8-K/A filed on February 23, 2006.
2  Incorporated by reference to the Registrant’s current Report on Form 8-K filed on February 13, 2006.
3  Filed herewith.

Item 14. Principal Accountant Fees and Services

General. Jaspers + Hall, PC (“JH”) is the Company’s principal auditing accountant firm. Our board of directors has considered whether the provisions of audit services is compatible with maintaining JH’s independence.

Audit Fees. JH billed us $6,000 for the following professional services: audit of our annual financial statement for the fiscal year ended December 31, 2005, and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended June 30, 2005 and September 30, 2005. Michael Johnson & Co., LLC, our previous auditors, billed us $4,000 for the 2004 audit and $1,000 for review of our interim financial statements included in our quarterly report on Form 10-QSB for the period ended March 31, 2005. JH charged us $4,000 for the 2005 Audit.

There were no tax fees or other fees in 2005 or 2004 paid to JH or JH’s affiliates or our previous auditors or affiliates.

Our board of directors acts as our audit committee and had no “pre-approval policies and procedures” in effect for the auditors’ engagement for the audit year 2005 and 2004.

All audit work was performed by the auditors’ full time employees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH PARTNERSHIP INC.

Date: April 17, 2006

/s/ Gerard M Jacobs

CEO

We, the undersigned directors and officers of Health Partnership Inc., do hereby constitute and appoint, Gerard M. Jacobs, Lee Wiskowski or Douglas J. Stukel, or any of them, our true and lawful attorneys and agents, to do any and all acts and things in our name and on our behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents, or either of them, may deem necessary or advisable to enable said corporation to comply with the Securities Act of 1933, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with the aforesaid annual report on Form 10-KSB, including specifically, but without limitation, the power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including any post-effective amendment(s)) hereto and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof. In accordance with the requirements of the Securities Act of 1933, as amended, this report was signed by the following persons in the capacities and on the date(s) stated:

Date: April 17, 2006

/s/Lee Wiskowski

Lee Wiskowski, Director

Date: April 17, 2006

/s/Douglas J. Stukel

Douglas J. Stukel, Director

Date: April 17, 2006

/s/ Gerard M Jacobs

Gerard M Jacobs, Director

Date: April 17, 2006

LIST OF EXHIBITS
EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

2.1
Agreement and Plan of Merger dated February 13, 2006, by and among Health Partnership Inc., Capital Partners Merger Sub, Inc., Capital Partners Acquisition Sub, Inc., Capital Partners for Health & Fitness, Inc., Randall Rohm and Thomas Flynn.[1]

3.1	Articles of Incorporation of Health Partnership Inc.[2]

3.2	Form of Bylaws of Health Partnership Inc.[2]

3.3	Form of Articles of Merger merging Capital Partners Merger Sub, Inc., a North Carolina corporation, with Capital Partners for Health & Fitness, Inc., a North Carolina corporation. [2]

3.4	Form of Articles of Merger merging Capital Partners for Health & Fitness, Inc., a North Carolina corporation, with Capital Partners Acquisition Sub, Inc., a North Carolina corporation. [2]

10.1	Form of Note Purchase Agreement used in connection with the issuance of the Company’s convertible debentures totaling $500,000. [2]

10.2	Form of Note Purchase Agreement used in connection with the $400,000, in the aggregate, bridge loan to Capital Partners. [2]

10.3	Form of Membership Agreement used by Capital Partners’ health club facilities. [2]

10.4	Maser Loan Agreement dated November 16, 2004, between Kapital Engine Investments, Inc. and Duvera Billing Services, LLC. [2]

10.5	Form of Equipment Lease between Life Fitness, a division Brunswick Corporation, and the Company. [2]

10.6	Form of Equipment Finance Lease Agreement between Central Carolina Bank and the Company. [2]

10.7	Form of Employment Agreement between Capital Partners and Randall Rohm. [1]

10.8	Purchase Note. [1]

10.9	Form of Debenture for $400,000 bridge loans. [3]

14.1	Code of Ethics.[3]

1  Incorporated by reference to the Registrant’s current Report on Form 8-K/A filed on February 23, 2006.
2  Incorporated by reference to the Registrant’s current Report on Form 8-K filed on February 13, 2006.
3  Filed herewith.

21.1	Subsidiaries of the Company [3]

24.1	Powers of Attorney. (Contained on signature page) [3]

31.1	Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [3]

31.2	Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [3]

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [3]

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [3]

HEALTH PARTNERSHIP INC.
(FORMERLY MIND2MARKET, INC.)

FINANCIAL STATEMENTS

December 31, 2005

HEALTH PARTNERSHIP INC.
(Formerly Mind2Market, Inc.)
Balance Sheets

	December 31,
	2005	2004
ASSETS:
Current Assets:
Cash	$153,558	$383

Total Current Assets	153,558	383

Fixed Assets:
Property & Equipment	141,445	141,445
Less Accumulated Depreciation	(141,445)	(141,445)

Total Fixed Assets	-	-

TOTAL ASSETS	$153,558	$383

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT):
Current Liabilities:
Accounts Payable	$55,215	$127,935
Bridge Loan	150,000	-
Note Payable - Convertible Debenture	500,000	95,000

Total Current Liabilties	705,215	222,935

Stockholders' Equity (Deficit):
Preferred Stock, $.10 par value, 5,000,000 shares authorized
none issued or outstanding	-	-
Common stock, $.0001 par value, 50,000,000 shares authorized
`15,992,503 shares issued and outstanding December 31, 2005	1,598	78
792,503 issued and outstanding December 31, 2004
Additional Paid-In Capital	2,772,401	2,758,721
Accumulated deficit	(3,325,656)	(2,981,351)

Total Stockholders' Equity (Deficit)	(551,657)	(222,552)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$153,558	$383

The accompanying notes are an integral part of these financial statements.

HEALTH PARTNERSHIP INC.
(Formerly Mind2Market, Inc.)
Statements of Operation
	2005	2004

Revenue:
Sales	$-	$-

Total Income	-	-

Operating Expenses:
Administrative Expenses	232,106	10,077
Accounting Expense	694	-
Legal Expenses	75,505	-

Total Expenses	308,305	10,077

Net Loss From Operations	(308,305)	(10,077)

Other Income/Expenses:
Forgiveness of Debt	-	2,657,704
Write-off Patents	-	(46,538)
Interest Expense	(36,000)	-

Net Other Income/Expense	(36,000)	2,611,166

Net Gain/Loss	$(344,305)	$2,601,089

Per Share Information:

Weighted average number
of common shares outstanding	8,287,123	792,503

Net Loss per common share	$(0.05)	$3.29

The accompanying notes are an integral part of these financial statements.

HEALTH PARTNERSHIP INC.
(Formerly Mind2Market, Inc.)
Statements of Stockholders' Equity (Deficit)
December 31, 2005

	COMMON STOCKS		Additional		Total
			Paid-In	Accumulated	Stockholders'
	# of Shares	Amount	Capital	Deficit	Equity

Balance - January 1, 2001	580,716	$58	$982,633	$(2,062,788)	$(1,080,097)

Issuance of stock for cash	10,640	1	132,999	-	133,000
Issuance of stock for services	13,334	1	166,666	-	166,667
Issuance of stock for UINFO	60,000	6	749,994	-	750,000
Fair Value of Options	-	-	83,008	-	83,008
Issuance of stock for services	32,640	3	417,497	-	417,500
Net Loss for Year	-	-	-	(2,951,551)	(2,951,551)

Balance - December 31, 2001	697,330	69	2,532,797	(5,014,339)	(2,481,473)

Issuance of stock for cash	11,000	1	27,499	-	27,500
Issuance of stock for services	32,000	3	79,997	-	80,000
Issuance of stock for services	12,173	1	30,432	-	30,433
Net Loss for Year	-	-	-	(424,155)	(424,155)

Balance - December 31, 2002	752,503	74	2,670,725	(5,438,494)	(2,767,695)

Net Loss for Year	-	-	-	(143,946)	(143,946)

Balance - December 31, 2003	752,503	74	2,670,725	(5,582,440)	(2,911,641)

Issuance of stock for debt settlement	20,000	2	87,998	-	88,000
Issuance of stock for services	20,000	2	(2)	-	-
Net Profit for Year	-	-	-	2,601,089	2,601,089

Balance - December 31, 2004	792,503	78	2,758,721	(2,981,351)	(222,552)

Issuance of stock for cash	15,200,000	1,520	13,680	-	15,200
Net Loss for Year	-	-	-	(344,305)	(344,305)

Balance - December 31, 2005	15,992,503	$1,598	$2,772,401	$(3,325,656)	$(551,657)

All shares have been adjusted for
1/50 reverse split in May 2005
The accompanying notes are an integral part of these financial statements.

HEALTH PARTNERSHIP INC.
(Formerly Mind2Market, Inc.)
Statements of Cash Flows

Indirect Method

	2005	2004

Cash Flows from Operating Activities:

Net (Loss)	$(344,305)	$2,601,089
Issuance of stock for services	-	27,000
Write-off Patents	-	46,538
Adjustments to reconcile net loss to cash used
by operating activities
(Decrease) Increase in accounts payable and accrued expenses	(72,720)	(1,120,795)

Net Cash Used by Operating Activities	(417,025)	1,553,832

Cash Flows from Financing Activities:
Proceeds from Note Payable - Convertible Debenture	500,000	-
Payments of notes payable	(95,000)	(1,553,449)
Issuance of stock	15,200
Proceeds from Bridge Loans	150,000

Net Cash Provided by Financing Activities	570,200	(1,553,449)

Net Increase in Cash & Cash Equivalents	153,175	383

Beginning Cash & Cash Equivalents	383	-

Ending Cash & Cash Equivalents	$153,558	$383

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for Interest	$-	$-
Cash paid for Income Taxes	$-	$-

NON-CASH TRANSACTIONS
Common stock issued for services	$-	$27,000

The accompanying notes are an integral part of these financial statements.

HEALTH PARTNERSHIP INC.
(Formerly Mind2Market, Inc.)
Notes to Financial Statements
December 31, 2005

Note 1 - Organization and Summary of Significant Accounting Policies:

Organization:

Mind2Market, Inc. (“the Company “) was incorporated in Colorado on February 15, 1996 as NELX Marketing, Inc., a wholly owned subsidiary of NELX, Inc., a publicly owned company. On October 14, 1996, in a corporate divestiture, the Company was divested from NELX by issuing 600,000 shares of the Company’s common stock to NELX, Inc.’s shareholders. New management was appointed. The new management intends to develop M2M into a service company that will enable vendors to market their products over the Internet with proper controls and accountability. On May 20, 2005, majority control of the Company was acquired by M2M Acquisition, LLC through the purchase of 15,200,000 shares of common stock and Management was changed to current management. On May 25, 2005, the name of the Company was changed to Health Partnership Inc. The scope of the business been has changed by management to focus on health and fitness companies, including operating health clubs, physical therapy centers and other ancillary businesses. The Company’s fiscal year is December 31.

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

Net Loss Per Share:

Net loss per share is based on the weighted average number of common shares outstanding during the period.

Property and Equipment

Equipment and property are capitalized at acquisition cost and depreciated utilizing the straight-line method over its estimated useful life. Maintenance, repairs and minor renews are charged to operations as incurred.
Patents are capitalized at acquisition cost and amortized over 7 years using the straight-line method.

HEALTH PARTNERSHIP INC.
(Formerly Mind2Market, Inc.)
Notes to Financial Statements
December 31, 2005

Other Comprehensive Income

The Company has no material components of other comprehensive income (loss), and accordingly, net loss is equal to comprehensive loss in all periods.

Note 2 - Federal Income Taxes:

The Company has made no provision for income taxes because there have been no operations to date causing income for financial statements or tax purposes.

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards Number 109 (“SFAS 109”). “Accounting for Income Taxes”, which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Deferred tax assets
Net operating loss carryforwards	$2,772,401
Valuation allowance	(2,772,401)
Net deferred tax assets	$0

At December 31, 2005, the Company had net operating loss carryforwards of approximately $2,772,401 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2010.

Note 3 - Going Concern:

The Company’s financial statements have been prepared on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business.
The Company’s current liabilities exceed the current assets by $551,657.

The Company has earned no revenue from operations in 2005. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital to achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

Note 4 - Capital Stock Transactions:

The authorized capital stock of the Company is 50,000,000 shares of common stock at $.0001 par value and 5,000,000 shares of preferred stock at $.10 par value. The Company issued 15,200,000 shares of common stock in 2005. The Company consummated a 1 for 50 reverse split of common stock shares in May 2005 and all shares are shown reflecting the reverse split.

Note 5 - Segment Information

Health Partnership, Inc. operates primarily in a single operating segment, health and fitness operations.

HEALTH PARTNERSHIP INC.
(Formerly Mind2Market, Inc.)
Notes to Financial Statements
December 31, 2005

Note 6 - Notes Payable - Convertible Debenture:

On December 31, 2005 the Company had the following Notes Payable:

Note payable to John L. Meyer, bearing 7% interest per annum,	$100,000
due October 31, 2006 unless sooner converted.

Note payable to Roger S. Green, bearing 7% interest per annum,	50,000
due October 31, 2006, unless sooner converted.

Note payable to Albert Pick, III, bearing 7% interest per annum,	50,000
due October 31, 2006, unless sooner converted.

Note payable to Vincent J. Mesolella, bearing 7% interest per annum,	21,666
due October 31, 2006, unless sooner converted.

Note payable to Robert Jacobs Family Trust, bearing 7% interest per annum,	21,668
due October 31, 2006, unless sooner converted.

Note payable to Dominic L. Ragosta, bearing 7% interest per annum,	21,666
due October 31, 2006, unless sooner converted.

Note payable to Scott Mitchell, bearing 7% interest per annum,	50,000
due October 31, 2006, unless sooner converted.

Note payable to Richard J. Rizzo, bearing 7% interest per annum,	100,000
due October 31, 2006, unless sooner converted.

Note payable to Michael Dalsin, bearing 7% interest per annum,	35,000
due October 31, 2006, unless sooner converted.

Note payable to Michael D. McCaffrey, bearing 7% interest per annum,	50,000
due October 31, 2006, unless sooner converted.

Total Notes Payable	$500,000

These notes are all convertible at a 25% discount to the Private Placement offering price of $1.25 per share. This Private Placement is in process of raising capital and should take place in the second quarter of 2006.

HEALTH PARTNERSHIP INC.
(Formerly Mind2Market, Inc.)
Notes to Financial Statements
December 31, 2005

Note 7 - Bridge Loan:

On December 31, 2005 the Company had the following Bridge Loan:

Note payable to Scott Mitchell, bearing no interest, due October 31, 2006, unless converted sooner.	$150,000

Note 8 - Financial Accounting Developments:

Recently Issued Accounting Pronouncements

In February 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The Company has not issued any financial instruments with such characteristics.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN No. 46R), which addresses how a business enterprise should evaluate , whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, which was issued in January 2003. Companies are required to apply FIN 46R to variable interests in variable interest entities (“VIE”) created after December 31, 2003. For variable interest in VIEs created before January 1, 2004 the interpretation is applied beginning January 1, 2005. For any VIEs that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially are measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying value is not practicable, fair value at the date FIN No. 46R first applies may be used measure the assets, liabilities and non-controlling interest of the VIE. The Company does not have any interest in VIEs.

In December 2004, the FASB issued SFAS No. 123R (revised 2004) “Share-Based Payment” which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods beginning June 15, 2005. The new statement will require entities to expense employee stock options and other share-based payments. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified transition method or the modified retrospective transition method. The Company is to evaluate how it will adopt the standard and the evaluation the effect that the adoption of SFAS 123R will have on the financial position and results of operations.

HEALTH PARTNERSHIP INC.
(Formerly Mind2Market, Inc.)
Notes to Financial Statements
December 31, 2005

Note 8 - Financial Accounting Developments (Cont):

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4 previously stated that “under some circumstances, items such as idle facility expense, excessive spoilage, double freight and rehandling costs may be so abnormal as to require treatment as current period charges”. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement is issued. The adoption of SFAS No. 151 does not have an impact on the Company’s financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchange of Non-monetary Assets, an amendment of APB Opinion No. 29. The guidance in APB opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchange of non-monetary assets should be measured on the fair value of the assets exchanges. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets that do not have commercial substance. A non-monetary has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary exchanges occurring in fiscal periods beginning June 15, 2005. The adoption of SFAS No. 153 is not expected to have an impact on the Company’s financial position and results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company is currently evaluating the

HEALTH PARTNERSHIP INC.
(Formerly Mind2Market, Inc.)
Notes to Financial Statements
December 31, 2005

Note 8 - Financial Accounting Developments (Cont):

effect that the adoption of SFAS 154 will have on its results of operations and financial condition but does not expect it to have a material impact.

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on the financial position, results of operations or cash flows.

Note 9 - Subsequent Event

Acquisition of Capital Partners for Health & Fitness, Inc. (Unaudited)

On February 13, 2006, Health Partnership Inc. (the “Company”) acquired all of the outstanding common stock of Capital Partners for Health & Fitness, Inc., a North Carolina corporation ("Capital Partners"), by way of merger. The aggregate consideration to the Capital Partners shareholders is comprised of (a) $6,992,800 in cash (cash consideration); (b) 3,495,430 shares of the Company's restricted common stock with a fair value of approximately $4,369,300; and (c) the Earnout Consideration, if earned. The fair value of the Company's shares was based upon the February 13, 2006 Private Placement Offering.

As part of the Merger, it was agreed that no portion of the Cash Consideration would be paid at the closing of the Merger. Instead, the Company delivered to each of Capital Partners' shareholders, promissory notes in the aggregate principal amount of $6,992,900 due on the earlier of June 30, 2006 or such time as the Company shall have raised capital sufficient to fund the entire amount of Cash Consideration. The promissory notes accrue simple interest at the annual rate of five percent (5%) for the first sixty days, and will accrue simple interest at the annual rate of ten percent (10%) thereafter.

Capital Partners' shareholders are collectively entitled to earn additional consideration. This additional consideration is a one-time payment in cash and a one-time payment in the Company's common stock (collectively "the Earnout Consideration"). The Earnout Consideration is equal to (1) the amount, if any, by which (a) one-half of Capital Partners' earnings before interest, taxes, depreciation and amortization (computed in accordance with GAAP) during the first eight full calendar quarters following the Merger (as certified by the Company's independent public accountant) exceeds (b) an amount equal to the sum of (i) $3,158,900 plus (ii) one-half of the amount of any portion of $400,000 of bridge loans made by the Company to Capital Partners that is used by Capital Partners for working capital purposes, (2) multiplied by 4.2.

HEALTH PARTNERSHIP INC.
(Formerly Mind2Market, Inc.)
Notes to Financial Statements
December 31, 2005

Note 9 - Subsequent Event

The Merger was recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at February 13, 2006. The excess of cost of the merger over the net of the amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill. The Company is in the process of obtaining valuations of certain assets; thus the allocation of the purchase price is subject to refinement. The purchase price has been allocated as follows:

Accounts receivable	$580,300
Related party receivables	206,700
Advances to shareholders	129,800
Property and equipment	2,124,800
Customer list/brand name	2,699,000
Identifiable intangible assets	20,400
Goodwill	10,561,900
Other long-term assets	60,600
Accounts payable and accrued liabilities	(638,200)
Current and long-term notes payable	(988,800)
Current and long-term capital leases	(545,600)
Current and long-term deferred revenue	(2,848,800)

Total purchase price	$11,362,100

Unaudited Pro Forma Results

The following unaudited pro forma financial information presents the combined results of operations of the Company and Capital Partners as if the merger had occurred at January 1, 2005 and 2004. The unaudited pro forma financial information is not intended to represent or be indicative of the Company's consolidated results of operations or financial condition that would have been reported had the merger been completed as of the beginning of the periods presented and should not be taken as indicative of the Company's future consolidated results of operations or financial condition.

The unaudited pro forma net earnings for the years ended December 31, 2005 and 2004 include $899,700 and $899,700, respectively, for amortization of the purchased customer list/brand name. Also included for the year ended December 31, 2005 and 2004 is $699,300 and $641,000, respectively, for interest related to the note payable issued as part of the acquisition price.

The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported had the Merger been completed as of the beginning of the periods presented and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition.

Capital Partners for Health & Fitness, Inc.

Unaudited Pro Forma Consolidated Balance Sheet

December 31, 2005

	Capital	Health	Pro Forma
	Partners	Partnership	Adjustments		Pro Forma
Assets
Current assets:
Cash	5,000	153,500			158,500
Accounts receivable, net	461,200				461,200
Other receivables	1,600				1,600
Deferred tax asset			1,740,000	(4)	1,740,000
Total current assets	467,800	153,500	1,740,000		2,361,300

Property and equipment, net	2,034,300	-			2,034,300

Identified intangible assets, net	19,100		899,800	(3)	918,900
Goodwill			10,561,900	(3)	10,561,900
Other long term assets	60,600				60,600

Total assets	2,581,800	153,500	13,201,700		15,937,000

Liabilities and Stockholders' Equity
Current liabilities:
Cash overdraft	202,300				202,300
Accounts payable, trade	157,200	55,200			212,400
Accrued interest expense	-		1,340,300	(1)	1,340,300
Due to factor	315,400				315,400
Income tax payable
Accrued payroll and payroll taxes	84,600				84,600
Due from related parties	205,800				205,800
Notes payable, current	840,100	650,000	6,992,900	(1)	8,483,000
Capital leases, current	489,800				489,800
Deferred revenue, current	1,058,800				1,058,800
Other accrued liabilities	244,500				244,500
Total current liabilities	3,598,500	705,200	9,221,000		13,524,700

Long-term liabilities:
Deferred revenue less current portion	1,652,000				1,652,000
Notes payable, less current portion	61,200				61,200
Deferred tax liability	-		363,100	(4)	-

Total long-term liabilities	1,713,200	-	363,100		-

Stockholders' equity:
Preferred stock
Common stock	1,000	1,600	(700)	(2)	1,900
Additional paid-in capital	424,500	2,772,400	3,945,400	(2)	7,142,300
Accumulated deficit	(3,155,400)	(3,325,700)	36,000		(6,445,100)

Total stockholders' equity	(2,729,900)	(551,700)	3,980,700		699,100

Total liabilities and stockholders' equity	2,581,800	153,500	13,201,700		15,937,000

(1)
For pro forma presentation, Health Partnership issued a note payable for $6,992,900, which is expected to be repaid via the issuance of 5,594,287 shares of common stock, in consideration for all of the outstanding common stock of Capital Partners.

(2)	For pro forma presentation, the issuance of 3,496,400 shares of common stock will be valued at $1.25 per share.

(3)
For pro forma presentation, the excess of the purchase price over the net book value has been allocated to customer list and brand name and goodwill. The net book value of the property and equipment approximates the fair value, as the majority of these assets are capital leased items

(4)	For pro forma presentation, a blended tax rate of 38.55 % was used.

Capital Partners for Health & Fitness, Inc.
Unaudited Pro Forma Consolidated Statements of Operations
For the Year Ended December 31, 2005

	Capital	Health	Pro Forma
	Partners	Partnership	Adjustments		Pro Forma
Revenues:
Membership revenue	8,858,700				8,858,700
Membership refunds	(44,800)				(44,800)
Other returns	(162,000)				(162,000)

Total revenue	8,651,900	-	-		8,651,900
General and administrative expenses	7,691,900	308,300	699,700	(2)	8,699,900
Other expenses (income):
Other income	(477,400)		200,000	(4)	(277,400)
Interest expense	233,500	(36,000)	699,300	(3)	896,800
Total other expenses (income)	(243,900)	(36,000)	899,300		619,400
Net income (loss) before income taxes	1,203,900	(344,300)	(1,599,000)		(242,300)
Income tax (benefit) expense			(242,300)
Net income (loss)	1,203,900	(344,300)	(609,900)		(425,100)
Basic and dilutive income per share of common stock	1,204	(0.04)	(0.46)		(0.06)
Weighted average common shares outstanding	1,000	8,287,100	3,495,230		11,783,330

(1) Additional shares of common stock issued upon completion of the merger.

(2) Additional amortization expense related to the customer list and brand recognition

(3) Additional interest expense related to the note payable issued as part of the merger.

(4) Elimination of intercompany expenses and income.

Capital Partners for Health & Fitness, Inc.

Unaudited Pro Forma Consolidated Statements of Operations

For the Year Ended December 31, 2004

	Capital	Health	Pro Forma
	Partners	Partnersh	Adjustments		Pro Forma
Revenues:
Membership revenue	9,661,200				9,661,200
Membership refunds	(128,700)				(128,700)
Other returns	(156,800)				(156,800)

Total revenue	9,375,700	-	-		9,375,700

General and administrative expenses	7,998,600	10,100	899,700	(2)	8,908,400

Other expenses (income):
Loss on sale of fixed assets	9,900				9,900
Gain on forgiveness of debt		(2,657,700)			(2,657,700)
Other (income) expense	(126,000)	46,500			(79,500)
Interest expense	141,700		641,000	(3)	782,700

Total other expenses (income)	25,600	(2,611,200)	641,000		(1,944,600)

Net income (loss) before income taxes	1,351,500	2,601,100	(1,540,700)		2,411,900

Income tax (benefit) expense

Net income (loss)	1,351,500	2,601,100	(1,540,700)		2,411,900

Basic and dilutive income per share of common stock	$1,351.50	$3.46			$0.57

Weighted average common shares outstanding	1,000	752,502	3,496,230		4,249,732

Weighted average diluted common share outstanding	1,000	752,502	3,496,230		4,249,732

(1) Additional shares of common stock issued upon completion of the merger.

(2) Additional amortization expense related to the customer list and the brand recognition.

(3) Additional interest expense related to the note payable issued as part of the merger.