Form 10KSB/A
period 2005-12-31
Health Partnership Inc.
filed 2006-05-03
CIK 1076044

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

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

Explanatory Note

This Amendment No. 1 on Form 10-KSB/A (the "Amendment") is filed by Health Partnership Inc. (the "Company") to amend (1) the "Lease" risk factor to provide an update on the Company's negotiations with the landlord of the Fuquay Varina facility; (2) certain disclosure in the Company's financial statements and (3) to add the consent of Jaspers + Hall PC, the Company's independent auditor, as Exhibit 23.1. The remainder of the Amendment remains unchanged from the Company's Form 10-KSB for the year ended December 31, 2005 that the Company filed with the Securities and Exchange Commission on April 17, 2006.

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

Leases. Certain of the leases for the Capital Partners facilities typically have change in control provisions, which were triggered upon the Merger or which were triggered in connection with a prior change of control in 2003. Not all of the required landlord consents were obtained upon the closing of the Merger. The requisite landlord consents were obtained for all of Capital Partners’ leases except the two month-to-month leases where management anticipates moving to a new location and/or consolidating the members in one of its other nearby clubs, and the health club located in Fuquay Varina, North Carolina. The landlord of the Fuquay Varina facility has delivered notice of termination of its lease, but at the same time has expressed a willingness to either reinstate or enter into a new lease for the facility, contingent upon delivery of an increased security deposit ($100,000 has been delivered, subject to the obligation to increase the security deposit by an additional $100,000 within approximately six months, with a collateral pledge of 1.0 million shares of our stock from the Roberti Jacobs Trust pending the cash delivery) and receipt of additional personal guarantees for the facility (which have been orally agreed to but not yet delivered). In the event the current oral understanding is not documented or fulfilled and the lease cannot be reinstated or replaced by a new lease, we could lose the benefits of this facility. In addition, there can be no assurances that moving Capital Partners’ members who currently support clubs on month-to-month leases into new or existing clubs can be effected on a timely and cost effective basis or that the members will accept any such new facility. To the extent a consent is not obtained, Capital Partners may be required to vacate the premises and open a new club in a new location and may have potential exposure with respect to the lease. Prior to our acquisition of Capital Partners, its management advised us that the opening of a new facility is often quite easy and can be done quickly, however there can be no assurances that this will be the case or that there will not be significant member loss in connection with a new club location. In addition, there would be a need to invest in additional leasehold improvements in the event of such a move, and there can be no assurances that we would have the capital necessary to effect the same.

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

3.1	Articles of Incorporation of Health Partnership Inc.[2]

3.2	Form of Bylaws of Health Partnership Inc.[2]

3.3	Form of Articles of Merger merging Capital Partners Merger Sub, Inc., a North Carolina corporation, with Capital Partners for Health & Fitness, Inc., a North Carolina corporation. [2]

3.4	Form of Articles of Merger merging Capital Partners for Health & Fitness, Inc., a North Carolina corporation, with Capital Partners Acquisition Sub, Inc., a North Carolina corporation. [2]

10.1	Form of Note Purchase Agreement used in connection with the issuance of the Company’s convertible debentures totaling $500,000. [2]

10.2	Form of Note Purchase Agreement used in connection with the $400,000, in the aggregate, bridge loan to Capital Partners. [2]

10.3	Form of Membership Agreement used by Capital Partners’ health club facilities. [2]

10.4	Master Loan Agreement dated November 16, 2004, between Kapital Engine Investments, Inc. and Duvera Billing Services, LLC. [2]

10.5	Form of Equipment Lease between Life Fitness, a division Brunswick Corporation, and the Company. [2]

10.6	Form of Equipment Finance Lease Agreement between Central Carolina Bank and the Company. [2]

10.7	Form of Employment Agreement between Capital Partners and Randall Rohm. [1]

10.8	Purchase Note. [1]

10.9	Form of Debenture for $400,000 bridge loans. [3]

14.1	Code of Ethics.[3]

21.1	Subsidiaries of the Company [3]

23.1	Consent of Jaspers + Hall, PC. [4]

24.1	Powers of Attorney. (Contained on signature page) [4]

31.1	Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [4]

31.2	Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [4]

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [4]

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [4]

1  Incorporated by reference to the Registrant’s current Report on Form 8-K/A filed on February 23, 2006.
2  Incorporated by reference to the Registrant’s current Report on Form 8-K filed on February 13, 2006.
3  Incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 2005, filed on April 17, 2006.
4. Filed herewith.

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

Date: May 3, 2006

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

Date: May 3, 2006

/s/Lee Wiskowski

Lee Wiskowski, Director

Date: May 3, 2006

/s/Douglas J. Stukel

Douglas J. Stukel, Director

Date: May 3, 2006

/s/ Gerard M Jacobs

Gerard M Jacobs, Director

Date: May 3, 2006

LIST OF EXHIBITS
EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

2.1
Agreement and Plan of Merger dated February 13, 2006, by and among Health Partnership Inc., Capital Partners Merger Sub, Inc., Capital Partners Acquisition Sub, Inc., Capital Partners for Health & Fitness, Inc., Randall Rohm and Thomas Flynn.[1]

3.1	Articles of Incorporation of Health Partnership Inc.[2]

3.2	Form of Bylaws of Health Partnership Inc.[2]

3.3	Form of Articles of Merger merging Capital Partners Merger Sub, Inc., a North Carolina corporation, with Capital Partners for Health & Fitness, Inc., a North Carolina corporation. [2]

3.4	Form of Articles of Merger merging Capital Partners for Health & Fitness, Inc., a North Carolina corporation, with Capital Partners Acquisition Sub, Inc., a North Carolina corporation. [2]

10.1	Form of Note Purchase Agreement used in connection with the issuance of the Company’s convertible debentures totaling $500,000. [2]

10.2	Form of Note Purchase Agreement used in connection with the $400,000, in the aggregate, bridge loan to Capital Partners. [2]

10.3	Form of Membership Agreement used by Capital Partners’ health club facilities. [2]

10.4	Master Loan Agreement dated November 16, 2004, between Kapital Engine Investments, Inc. and Duvera Billing Services, LLC. [2]

10.5	Form of Equipment Lease between Life Fitness, a division Brunswick Corporation, and the Company. [2]

10.6	Form of Equipment Finance Lease Agreement between Central Carolina Bank and the Company. [2]

10.7	Form of Employment Agreement between Capital Partners and Randall Rohm. [1]

10.8	Purchase Note. [1]

10.9	Form of Debenture for $400,000 bridge loans. [3]

14.1	Code of Ethics.[3]

21.1	Subsidiaries of the Company [3]

23.1	Consent of Jaspers + Hall, PC. [4]

24.1	Powers of Attorney. (Contained on signature page) [4]

31.1	Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [4]

31.2	Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [4]

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [4]

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [4]

1  Incorporated by reference to the Registrant’s current Report on Form 8-K/A filed on February 23, 2006.
2  Incorporated by reference to the Registrant’s current Report on Form 8-K filed on February 13, 2006.
3  Incorporated by reference to the Registrant's Form 10-KSB for the year ended DEcember 31, 2005, filed on April 17, 2006.
4. Filed herewith.

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

As part of the Merger, it was agreed that no portion of the Cash Consideration would be paid at the closing of the Merger. Instead, the Company delivered to each of Capital Partners' shareholders, promissory notes in the aggregate principal amount of $6,992,800 due on the earlier of June 30, 2006 or such time as the Company shall have raised capital sufficient to fund the entire amount of Cash Consideration. The promissory notes accrue simple interest at the annual rate of five percent (5%) for the first sixty days, and will accrue simple interest at the annual rate of ten percent (10%) thereafter.

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

Capital Partners for Health & Fitness, Inc.

Unaudited Pro Forma Consolidated Balance Sheet

December 31, 2005

	Capital	Health	Pro Forma
	Partners	Partnership	Adjustments		Pro Forma
Assets
Current assets:
Cash	5,000	153,500			158,500
Accounts receivable, net	461,200				461,200
Other receivables	1,600				1,600
Deferred tax asset			1,740,000	(4)	1,740,000
Total current assets	467,800	153,500	1,740,000		2,361,300

Property and equipment, net	2,034,300	-			2,034,300

Identified intangible assets, net	19,100		899,800	(3)	918,900
Goodwill			10,561,900	(3)	10,561,900
Other long term assets	60,600				60,600

Total assets	2,581,800	153,500	13,201,700		15,937,000

Liabilities and Stockholders' Equity
Current liabilities:
Cash overdraft	202,300				202,300
Accounts payable, trade	157,200	55,200			212,400
Accrued interest expense	-		1,340,300	(1)	1,340,300
Due to factor	315,400				315,400
Income tax payable			887,800	(4)	887,800
Accrued payroll and payroll taxes	84,600				84,600
Due from related parties	205,800				205,800
Notes payable, current	840,100	650,000	6,992,900	(1)	8,483,000
Capital leases, current	489,800				489,800
Deferred revenue, current	1,058,800				1,058,800
Other accrued liabilities	244,500				244,500
Total current liabilities	3,598,500	705,200	9,221,000		13,524,700

Long-term liabilities:
Deferred revenue less current portion	1,652,000				1,652,000
Notes payable, less current portion	61,200				61,200
Deferred tax liability	-		363,100	(4)	363,100

Total long-term liabilities	1,713,200	-	363,100		2,076,300

Stockholders' equity:
Preferred stock
Common stock	1,000	1,600	(700)	(2)	1,900
Additional paid-in capital	424,500	2,772,400	3,945,400	(2)	7,142,300
Accumulated deficit	(3,155,400)	(3,325,700)	(327,100)		(6,808,200)

Total stockholders' equity	(2,729,900)	(551,700)	3,617,600		336,100

Total liabilities and stockholders' equity	2,581,800	153,500	13,201,700		15,937,000

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

(4)	For pro forma presentation, a blended tax rate of 38.55 % was used.

Capital Partners for Health & Fitness, Inc.
Unaudited Pro Forma Consolidated Statements of Operations
For the Year Ended December 31, 2005

	Capital	Health	Pro Forma
	Partners	Partnership	Adjustments		Pro Forma
Revenues:
Membership revenue	8,858,700				8,858,700
Membership refunds	(44,800)				(44,800)
Other returns	(162,000)				(162,000)

Total revenue	8,651,900	-	-		8,651,900
General and administrative expenses	7,691,900	308,300	699,700	(2)	8,699,900
Other expenses (income):
Other income	(477,400)		200,000	(4)	(277,400)
Interest expense	233,500	(36,000)	699,300	(3)	896,800
Total other expenses (income)	(243,900)	(36,000)	899,300		619,400
Net income (loss) before income taxes	1,203,900	(344,300)	(1,599,000)		(667,400)
Income tax (benefit) expense			(242,300)		(242,300)
Net income (loss)	1,203,900	(344,300)	(1,841,300)		(425,100)
Basic and dilutive income per share of common stock	1,204	(0.04)			(0.06)
Weighted average common shares outstanding	1,000	8,287,100	3,495,230		11,783,330

(1) Additional shares of common stock issued upon completion of the merger.

(2) Additional amortization expense related to the customer list and brand recognition

(3) Additional interest expense related to the note payable issued as part of the merger.

(4) Elimination of intercompany expenses and income.

Capital Partners for Health & Fitness, Inc.

Unaudited Pro Forma Consolidated Statements of Operations

For the Year Ended December 31, 2004

	Capital	Health	Pro Forma
	Partners	Partnersh	Adjustments		Pro Forma
Revenues:
Membership revenue	9,661,200				9,661,200
Membership refunds	(128,700)				(128,700)
Other returns	(156,800)				(156,800)

Total revenue	9,375,700	-	-		9,375,700

General and administrative expenses	7,998,600	10,100	899,700	(2)	8,908,400

Other expenses (income):
Loss on sale of fixed assets	9,900				9,900
Gain on forgiveness of debt		(2,657,700)			(2,657,700)
Other (income) expense	(126,000)	46,500			(79,500)
Interest expense	141,700		641,000	(3)	782,700

Total other expenses (income)	25,600	(2,611,200)	641,000		(1,944,600)

Net income (loss) before income taxes	1,351,500	2,601,100	(1,540,700)		2,411,900

Income tax expense			930,800		930,800

Net income (loss)	1,351,500	2,601,100	(609,900)		1,481,100

Basic and dilutive income per share of common stock	$1,351.50	$3.46			$0.57

Weighted average common shares outstanding	1,000	752,502	3,496,230		4,249,732

Weighted average diluted common share outstanding	1,000	752,502	3,496,230		4,249,732

(1) Additional shares of common stock issued upon completion of the merger.

(2) Additional amortization expense related to the customer list and the brand recognition.

(3) Additional interest expense related to the note payable issued as part of the merger.